Form 10-Q
period 1996-06-30
HOLOBEAM INC
filed 1996-11-14
CIK 48105

SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDING: June 30, 1996

COMMISSION FILE NUMBER: 0-3385

                        HOLOBEAM, INC.
(Exact name of registrant as specified in its charter.)

    Delaware                                        22-1840647
(State or other juristiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

    540 Ravine Court, Wyckoff, New Jersey     07841
(Address of principal executive offices)   (Zip Code)

         (201) 445-2420
(Registrant's telephone no., including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                YES (X)        NO ( )

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date:

314,710 Common Shares at August 5, 1996











                         HOLOBEAM, INC.
                              INDEX


PART I                                                   Page No.

Financial Statements

   Condensed Balance Sheets                                     1

   Condensed Statement of Income                                2

   Condensed Statement of Cash Flows                            3

   Notes to Condensed Financial Statements                      4

   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                                                   5

PART II

   Signatures                                                   6

   Computation of Earnings
    Per Common Share                                   Exhibit A
                             PART I


                         HOLOBEAM, INC.
                    CONDENSED BALANCE SHEETS


                                  June 30, 1996     Sept 30, 1995

ASSETS
Current Assets
   Cash and Cash Equivalents         $  432,932       $ 1,347,540
   Accounts Receivable, Net                   -             3,758
   Prepaid Expenses                       2,365             5,704
                                      _________         _________

      Total Current Assets              435,297         1,357,002

   Investment in Real Estate, Net     6,341,756         6,487,316
   Machinery & Equipment, Net            30,125            36,389
   Deferred Tax Asset                   148,750           295,590
   Other Non-Current Assets             739,944           755,655
                                      _________         _________

      Total Assets                  $ 7,695,872       $ 8,931,962
                                     __________        __________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                 $   100,685      $    114,645
   Accrued Expenses                      99,314           137,245
   Accrued Payroll                            0                 0
   Loan Payable - Tandy Corporation           0         1,137,175
   Current Portion of Long Term Debt    240,116           224,911
                                      _________         _________

      Total Current Liabilities         440,115         1,613,976

   Mortgage Payable, Net of Current
    Portion                           6,595,216         6,777,251

   Real Estate Commissions Payable      169,313           169,313
                                      _________         _________

      Total Liabilities               7,204,644         8,560,540

Shareholders' Equity

   Common Stock                         105,260           105,260
   Paid-In-Capital                   12,399,699        12,399,699
   Accumulated Deficit               (9,504,019)       (9,724,873)
   Treasury Stock, At Cost           (2,509,712)       (2,408,664)
                                     __________        __________
   Shareholders' Equity                 491,228           391,422
                                      _________         _________

      Total Liabilities and
       Shareholders Equity          $ 7,695,872       $ 8,931,962
                                     __________       ___________


                        HOLOBEAM, INC.
                  CONDENSED STATEMENT OF INCOME


                         Three Months Ended     Nine Months Ended
                         June 30,               June 30,

                          1996       1995       1996       1995
Revenue
   Rental Income     $  450,605  $  456,055  $1,351,813  $1,368,163
   Interest Income        3,274      18,851      13,697      40,056
   Other                      0           0           0           0
                      _________     _______   _________   _________

      Total Revenue     453,879     474,906   1,365,510   1,408,219

Costs and Expenses
   Rental Expenses       52,893      41,358     158,679     114,811
   General and Admin.
      Expenses           73,631      82,322     224,120     237,953
   Research and
      Development        63,626      36,088     156,491      76,581
   Interest             151,750     156,124     458,525     471,744
   Other                      0           0           0           0
                      _________     _______   _________   _________

    Total Costs
       and Expenses     341,900     315,892     997,815     901,089
                      _________   _________   _________   _________

Income Before
   Income Taxes         111,979     159,014     367,695     507,130

Income Tax Expense       44,707      79,939     146,840     218,066
                      _________   _________   _________   _________

Net Income           $   62,272   $  79,075  $  220,855  $  289,064
                     __________    ________   _________   _________

Weighted Average
    Number of
    Shares Outstanding  315,318     323,012     318,025     323,939

Net Income Per Share    $  0.21     $  0.24     $  0.69     $  0.89
                         ______      ______      ______      ______


                          HOLOBEAM, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                        3 Months    9 Months    12 Months
                                          Ended        Ended       Ended
                                         6/30/96     6/30/96      9/30/95

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                  $  62,722   $ 220,855  $   334,594
   Adjustments to Reconcile Net
    Income to Net Cash Provided
     by Operating Activities
   Depreciation                           50,781     152,343      202,714
   Amortization                           13,650      40,950       56,545
   Decrease, (Increase) In
     Deferred Tax Asset                   44,707     146,840      228,996
     Deferred Charges                          0           0     (330,056)
     Accounts Receivable                       0       3,758            0
     Real Estate Brokers Commissions           0           0      169,313
     Increase, (Decrease) In
       Accounts Payable and
       Accrued Expenses                  (10,864)    (51,891)      72,054
     Other                                (1,877)    (21,891)     (31,941)
                                        ________     _______     ________

      Total Adjustments                   96,397     163,369      367,625
                                        ________     _______     ________

Net Cash Provided (Used) by
   Operating Activities                   96,397     490,964      702,219
                                        ________     _______     ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                        0        (519)  (1,193,187)
   Proceeds from Sale of Assets                0           0            0
   Other                                       0           0            0
                                        ________     _______    _________

Net Cash Flows from Investing
   Activities                                  0        (519)  (1,193,187)
                                        ________     _______    _________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on First
    Mortgage                             (56,834)   (166,830)    (206,121)
   Principal Payments on Loan
    Payable - Tandy                            0  (1,137,175)     (52,500)
   Purchase of Treasury Stock            (22,360)   (101,048)     (31,242)
   Proceeds of Loan on Real Estate -
    Tandy                                      0           0    1,189,675
   Other                                       0           0            0
                                       _________   _________    _________

Net Cash Flows Provided (Used) by
   Financing Activities                  (79,194) (1,405,053)   (899,812)
                                       _________   _________    ________

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   84,475    (914,608)    408,844

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   348,457   1,347,540     938,696
                                        ________   _________    ________

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $   432,932 $   432,932  $1,347,540
                                       _________   _________   _________


                         HOLOBEAM, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FORM 10Q

                          JUNE 30, 1996


   In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 1996 and September 30, 1995 and the results of operations for the three months and nine months ended June 30, 1996 and the statement of cash flows for the three months and nine months ended June 30, 1996.

   For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.

   The results of operations for the three months and nine months ended
June 30, 1996 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            FORM 10Q
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                          JUNE 30, 1996

(1)   Material Changes in Financial Condition

         During the three months ended June 30, 1996, the Registrant's working capital deficit improved to ($4,818.00) from ($90,627.00) at March 31, 1996. This improvement reflects continuing positive cash flows associated with the real estate rental activities. The Registrant expects to continue to improve the Working Capital ratio during the next twelve months.

         The initial cause factor for the negative Working Capital was the pay-off of the real estate loan payable to Tandy Corporation in connection with the Construction allowance pursuant to the Operating Lease in the amount of $1,137,175.00 The loan was paid in full on November 9, 1995. (Reference is made to Form 10Q, Management's Discussion and Analysis of Financial Conditions and Results of Operations, part (1) for the Quarter ended December 31, 1995.)

        The Registrant anticipates the Research and Development activities associated with the surgical staple project to continue through the next six (6) quarters. During the three months and nine months ended June 30, 1996, the Registrant's funding of Research, Development and Engineering in connection with this project totaled $63,626.00 and $156,491.00, respectively, and funds are expected to be required at a similar rate for the near term. If clinical testing of the technology is justified by the results of the research, costs related to these activities could significantly increase.

        The Registrant anticipates that cash flows from the real estate rental activities will be sufficient to fund near term requirements.

        If additional funds are required to enter the clinical testing phase, the Registrant expects to seek a business relationship with an organization familiar with this process in order to generate the investment required. However, no decision has been made at this time. (Reference is made to Form 10K, Part I, Item 1. (c) for the year ended September 30, 1995.)

(2)  Material Changes in the Results of Operations

        The results of operations for the three months and nine months ended June 30, 1996 indicate after-tax earnings of $67,272.00 and $220,855.00, respectively.

         Expenses associated with the real estate rental activities increased by $11,535.00 and $43,868.00, respectively, when compared to the rental expenses for the corresponding periods in 1995. These increases reflect the additional depreciation recorded on the retail buildings as a result of 1994 and 1995 construction costs.

         In addition, Research and Development costs associates with the surgical staple project increased by $27,538.00 and $29,910.00, respectively, when compared to the costs for the same periods in 1995. This increase is indicative of the increased activities associated with this project and in particular the costs related to Patent applications and filings and with prototypes, samples and engineering drawings.

         The Registrant expects revenues to remain stable during the next twelve months while costs are projected to increase in proportion to the cost of licensing indices for the same period.

                             PART II

                         HOLOBEAM, INC.
                           SIGNATURES
                            FORM 10Q
                         JUNE 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:August 10, 1996

                                        Holobeam, Inc

                                        Registrant




                                        William M. Hackett
                                        Treasurer and Director

                         HOLOBEAM, INC.
            COMPUTATION OF EARNINGS PER COMMON SHARE
                            FORM 10Q
                          JUNE 30, 1996

                                           Nine Months Ended
                                                June 30
                                          1996           1995
PRIMARY

   Net Income (Loss)                   $  220,855     $  289,064

SHARES

   Weighted Average Number of Common
    Shares of Outstanding                 318,025        323,939


Primary Earnings Per Share                $ 0.69        $  0.89






