Form 10-K
period 1996-09-30
HOLOBEAM INC
filed 1996-12-31
CIK 48105

FORM 10 K

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 1996, Commission file number 03385

                                 HOLOBEAM, INC.
     (Exact name of registrant as specified in its charter)

Delaware                                22-1840647
(State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                      Identification No.)

540 Ravine Court, Wyckoff, NJ                             07481
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code 201-445-2420

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of exchange on which
          Title of each class   registered
Common Stock, Par Value $0.10 per share      Over the Counter

Securities registered pursuant to Section 12(g) of the Act:


                        (Title of Class)


                        (Title of Class)

          Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x     No
          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $4,688,385.00 at December 16, 1996.


          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 312,559 Common Shares at December 16,1996.

              DOCUMENTS INCORPORATED BY REFERENCE.

                              PART I
Item 1.  Business
     (a) In General. The Registrant was organized in October, 1967, and commenced doing business on January 1, 1968. Registrant is engaged in the rental and development of real estate and in developing methods for applying surgical staples and the technology used to fabricate the equipment used to apply the staples and was engaged in developing technology for the manufacture of semiconductor devices until 1994 when such activities were terminated.
     b) Industry Segments. For financial information in regard to Industry Segments, reference is made to Note 14 to the Financial Statements for the years ended September 30, 1996, 1995 and 1994.
     (c)  Description of Business.
          (i)  Principal Activities and
          (ii) Status of products and Real Estate Properties.
                         Medical Staples
     The Registrant is continuing its efforts in the area of Medical Staples for use in internal surgery. Four United States Patents have been received and a PCT application has been filed on a novel staple. The staple has been produced and it is anticipated that animal tests will commence during the fiscal year ending September 30, 1997. If the animal tests are sufficiently positive, it could take significant additional time before necessary approvals are obtained from the regulatory agencies before additional testing commences.
     In addition, a significant investment would be required if the Registrant were to pursue this area of business and may seek a relationship of some sort with a firm active in the medical equipment area. However, no decision has been made at this time.
                    Semiconductor Technology
     The Registrant has obtained a United States patent protecting technology for the deposition of thin films of semiconductor materials, e.g., III-V materials such as binary or ternary semiconductor materials, on suitable substrates. Contracts to investigate the technology involved were given by the Solar Energy Research Institute

(S.E.R.I.) of the United States Department of Energy (USDOE) to Brown University. This work, in order to support the length of research required to test the theories, was to test the quality of the materials and potential applications supplied by the USDOE for the Solasis Solar Research program, Grant #DE-FG02-84C410203. Subsequently, the Registrant performed additional investigations of the applications of the technology supported by the USDOE under the University Participation Program, Contract #XB5-05009-5. These investigations showed that the film deposition rates with the technology were faster than with conventional liquid phase epitaxy. However, variations in film thickness along the direction of flow were observed. If such variation cannot be solved, it will limit the possible commercial use of the technology. Further investigation of the technology by Brown University has ceased as governmental support for their research has terminated. The Registrant has no direct knowledge at this time of other research taking place using its technology. There is no assurance that the technology in question will find commercial application although its use to produce thin films for certain application, e.g., photovoltaic cells, may be feasible despite variation in film thickness. During 1993 the Registrant expended $37,615.00 toward development of semiconductor technology and substantially reduced expenditures during 1994.
Any additional expenditures will be limited to testing of the feasibility of the thin film production for photovoltaic cells.
     During fiscal year 1994, the Registrant discontinued efforts relating to photovoltaic cells. Work in the field has moved in other directions other than that of the Registrant's technology. There has been a substantial reduction of government support in this technical area and funding that had been received by laboratories exploring the Registrant's technology has terminated.

          Real Estate Development and Rental Activities
     The Registrant has rented two buildings it owns located at 50 A&S Drive, Paramus, New Jersey to The Sports Authority, Inc. and to Tandy Corporation for retail purposes.
          (iii) Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities have been acquired through commercial businesses engaged in the distribution of such supplies. The materials that the Registrant would require for development of commercial production of medical staples are widely available.
          (iv) Patents.
     The Registrant has filed several patent applications and has several patents issued in connection with medical staples for use in internal surgery. These applications and patents are as follows:


No.  Serial No.                 Title of Invention              Issue Date

 1.  PCT/US94/02227             Staples                         03/01/94

 2.  08/512,766                 Staples (continuation           08/09/95
                                of 08/228,058 and 08/024,501)

 3.  08/228,058                 Staples (continuation           04/15/94
                                of 08/024,501                   Issued 08/29/95)

 4.  Canadian Pat. No.          Improved Staples (PCT NAT)      03/01/94
     2,155,750

 5.  European Pat. 94910801.3   Staples                         03/01/94

 6.  Australian Pat. 63568/94   Improved Staples                03/01/94

 7.  Japanese Pat. 6-520120     Staples                         03/01/94

 8.  Brazilian Pat.             Staples                         03/01/94
     PCT/US94/02227

 9.  08/502,988                 Staple Overlap                  07/18/95

10.  ----------                 Stapler with Alignment          Unfiled
                                Pins and Spacers

11.  07/753,116                 Surgical Stapling Method        08/30/91
                                                               (Issued 01/19/93)

12.  07/934,858                 Surgical Stapling Method        08/24/92
                                of 07/753,116 and Pat.         (Issued 11/23/93)
                                5,179,964

13.  08/024,501                 Staples                         03/02/93
                                                               (Issued 08/30/94
14.  US Pat. #5,445,648         Staples

15.  US Pat. #5,342,396         Staples

16.  US Pat. #5,263,973         Surgical Stapling Method

     The Registrant has also obtained patent protection on technology developed in the areas of epitaxial growth, peeled films and photovoltaic cells. However, there is no assurance that any revenue will be received as a result of obtaining the patents. The Patents issued to the Registrant dealing with the Semiconductor research are as follows:
     1.   U.S. Patent No. 4,396,456 "Method of Peeling Epilayers", Melvin S.
          Cook.
     2.   U.S. Patent No. 4,519,871 "Bubble-Mode Liquid Phase Epitaxy," Melvin
          S. Cook.
     3.   U.S. Patent No. 4,548,658 "Growth of Lattice-Graded Epilayers," Melvin
          S. Cook.
     4. U.S. Patent No. 4,594,126 "Growth of This Epitaxial Films on Moving Substrates from Flowing Solutions," Melvin S. Cook.
     5.   U.S. Patent No. 4,594,128 "Liquid Phase Epitaxy," Melvin S. Cook.
     6.   U.S. Patent No. 4,597,823 "Rapid LPE Crystal Growth," Melvin S. Cook.
     7. U.S. Patent No. 4,633,030 "Photovoltaic Cells on Larrice-Mismatched Crystal Substrates," Melvin S. Cook.
     During the year ended September 30, 1987, the Registrant sold U.S. Patent Nos. 3,612,687 and 3,609,690 to Refac International. These Patents cover systems for identifying bearers of cards. Refac International entered into legal action against a number of firms that it believed were using the technology described in this Patent. The Registrant had no direct participation in the legal action pursued by Refac other than responsibility for portions of the "out-of-pocket" expenses incurred by Refac as a result of Refac's legal action.
     On May 13, 1988, the Registrant received $120,000.00 as a result of settlements in certain of the legal actions. On January 3, 1989, the Registrant received an additional $91,574.00 in connection with the Refac agreement. These two payments represented the total income associated with the sale of the Patents. Expenses relating to the agreement totaled $10,155.00 during the term of the Refac legal actions. Refac's legal actions concerning these Patents were discontinued at September 30, 1989.
     There were no affiliations between the Registrant, Refac and the firm retained by Refac other than the sales agreement whereby Refac purchased the Patents.
             (v) Non-seasonal Business.
     The Registrant does not believe that its products are subject to material seasonal changes.
            (vi) Working Capital.
     Not relevant.
           (vii) Customers.
     Not relevant.
          (viii) Backlog.
     Not relevant.
            (ix) Governmental Contracts.  Not relevant.
             (x) Competition.
     It is presently contemplated that Registrant's activities with respect to medical staples, if actual commercial production and sales activities are commenced, would be limited to licensing the technology to other firms or to forming some type of business relationship with other firms. However, the technology is in competition with alternative staples, some of which are well-established and traditional.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes.
    The obsolete style building owned by the Registrant prior to and during 1991 made the attraction of suitable office tenants most difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for development of the adjacent site.
     In December 1991, the change in zoning was approved. The then existing building was rented to The Sports Authority, Inc. The market for retail space in Paramus, New Jersey area, although in recession, was not as adversely affected as was the market for office space.
     During 1994, a 30,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased by The Sports Authority, for use as a Computer City retail store. Tandy Corp. commenced paying rent in October
1994. Holobeam reimbursed Tandy Corporation up to $1,189,675 for the costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained.
            (xi) Research and Development.
     The Registrant discontinued engineering and development in connection with the development of technology associated with semiconductor devices during 1994 and no funds were expended in connection with these activities. During 1993 the Registrant recorded research and development costs of $37,615.00 on such technology. There have been no such costs expended during 1994, 1995 and 1996 in connection with this technology. The Registrant anticipates that Research and Development expenditures with respect to semiconductor technology will be limited to less than $1,000.00 during the year ending September 30, 1997.
     In addition, the Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate the equipment used to apply the staples. During 1996, 1995 and 1994, the Registrant expended $219,001.00, $120,833.00 and $63,917.00, respectively, in connection with furtherance of this activity. Such costs have been currently expensed and consist principally of materials, supplies and costs associated with design and development.
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     If the semiconductor technology developed had ever reached production, the Registrant would have engaged an accredited, outside manufacturing firm to perform the production process. One feature of the Registrant's technology was the absence of waste materials. Since the Registrant's semiconductor technology was developed, other technologies have advanced the state-of-the-art and new directions in this field have rendered the Registrant's technology less attractive.
     The Registrant's activities with regard to medical staple technology, at present, are limited to engineering and development of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.
     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.
          (xiii) Employees.
     At September 30, 1996, the Registrant employed three persons as compared to the three persons at September 30, 1995 and three persons at September 30, 1994.
          (d) Financial Information About Foreign and Domestic Operations and Export Sales.
     Registrant is not engaged in foreign operations and does not export to foreign countries.

Item 2.  Properties
     The Registrant's headquarters and principal facilities are located at 540 Ravine Court, Wyckoff, New Jersey. The Registrant leases approximately 1,000 square feet of office and laboratory space on a month-to-month basis from a member of the Board of Directors. The Registrant owns two buildings of 62,000 square feet and 30,000 square feet located at 50 A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982.

     Pertinent information concerning the Registrant's properties is as follows. (Reference is made to Schedule XI of the accompanying Financial statements for the years ended September 30, 1996 and 1995.)
                                      Building           Building
                                    Paramus, NJ        Paramus, NJ

Year Acquired                           1971                1994

Gross Square Footage                   62,000              30,000

Percent Leased at 9/30/95               100%                100%


Acquisition Cost                    $  718,881           $2,592,513 (2)

Capital Improvements Since
   Acquisition                      $ 3,649,850 (1)           -0-

Total Investment                    $ 4,587,133 (3)      $2,826,883 (4)

Mortgage Balance                    $ 6,777,260           $   -0-

     (1) Includes $3,567,267.00 of improvements to the building paid by The Sports Authority, Inc. (the Tenant) upon closing of the Mortgage, but does not include additional amounts expended by The Sports Authority, Inc. since closing.

     (2) Includes construction allowance of $1,189,675.00 for Tandy Corporation pursuant to the Operating Lease Agreement.

     (3)  Includes land cost of $218,402 for the 62,000 sq. ft. building.

     (4)  Includes land cost of $234,370 for the 30,000 sq. ft. building.

     In 1983, the Registrant purchased 2.799 acres of land located in Paramus, New Jersey and adjacent to the building owned by the Registrant at 50 A&S
Drive. The purchase price was $173,565 which was paid in cash. Since 1983, the Registrant has incurred costs in the amount of $60,805 for various improvements and architectural work relating to development of this property. During 1992, 1991 and 1990, the Registrant spent $293,784, $78,051 and $50,667 respectively in connection with an application for a use variance for the site and various site improvements that would enable the construction of a commercial or retail building on the site. The change in zoning to retail use was approved by the Borough of Paramus in December 1991. The change in zoning to allow retail use also required new site plan approval because the change in use requires new traffic pattern studies, parking lot re-design and significant additional changes in order to comply with governmental requirements.
     In addition, the Registrant expended $964,505 through September 30, 1994 for site plan approval and changes, and toward construction of a building on the site. No depreciation or amortization was recorded until the building and site were put into service.  During October 1994, construction was completed by Tandy
Corporation of a retail building on the Registrant's site. The building is now being used for a Computer City retail store. (Reference is made to Note 13 to the Registrant's 1994 Financial Statements and to Item 1, Part X of the 1994 Form 10K.) The source of funds for any additional improvements will be the cash and cash equivalents reflected on the Balance Sheet. Such funds represent the remaining proceeds of the Mortgage and Cash Flows associated with the Rental Income generated by the Operating Leases. (Reference is made to Note 3 of the accompanying Financial Statements for the years ended September 30, 1996 and 1995.)
     The zoning change approval allowed for retail use of the property and significantly enhanced the opportunities for attracting a suitable tenant for the site.
     When purchased, the site adjacent to the building owned by the Registrant, was 12 (twelve) feet below the acceptable construction level and required significant amounts of fill together with site engineering costs to acquire site plan approval for a building from the appropriate governmental regulatory authorities.
     In addition, the Registrant expended funds to change the zoning of the property from office use to retail use. This change in zoning allowed the Registrant to seek tenants who were engaged in retail operations for the site and resulted in the October 1994 tenancy of Computer City. (Reference is made to
Note 3 of the accompanying Financial Statements.)
     The Registrant had not been able to lease the property since the original site plan allowing office use was approved until the Computer City occupancy of October 1994. The market for office space has seen significant decline during the years ended September 30, 1990, 1991, 1992, 1993 and 1994. The vacancy rate for such space had reached 28% during the year ended September 30, 1994 and 1993, respectively for the area in which the Registrant competes, Bergen
County, New Jersey.
     The occupancy rate for the building owned by the Registrant and under lease to The Sports Authority Inc. for the past five (5) years is as follows:
                         1996         100%
                         1995         100%
                         1994         100%

                         1993         100%
                         1992         100%

     The building owned by the Registrant and under lease to Tandy Corp. has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made after 1994.
                                           1994      1993       1992
                                           ----      ----       ----
Zoning Changes and Site Plan Approvals:
   Legal Fees                           $ 2,859   $ 10,093  $ 15,840
   Governmental Fees                     11,827     55,811    19,990
   Engineering                           11,049     39,171    57,954
   Paramus Park                             -0-        -0-   200,000
                                         ------    -------   -------
      Total Related Costs               $25,735   $105,075  $293,784
                                         ======    =======   =======
     The payment of $200,000 during 1992 to Paramus Park, a retail shopping mall adjacent to the site currently being developed by the Registrant, was a one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in connection for professional services rendered to obtain governmental approvals.
     No payments to affiliated parties were made in connection with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval. Any payments to affiliated parties are unrelated to the cost of such activities and are detailed and disclosed in Item 11 (d) of this report.
Item 3.  Legal Proceedings.
     There are no legal proceedings of a material nature to which the Registrant is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission to Matters to a Vote of Security Holders.
     None.

                                      PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price offered by Carr Securities Corp. New York, New York on November 29, 1996 was $11.00 per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 13, 1996 was 758.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 1996 or 1995 fiscal year. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
     (d)  Changes in Securities.
     (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
     The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows: (Source: National Quotation Bureau). (On July 18, 1993, the Company shares were deleted from NASDAQ.)

                                      1996                 1995
                                      ----                 ----
                                   high   low           high   low
                                   ----   ---           ----   ---
Quarter Ended Dec. 31              10.50  9.00          10.00 10.00

Quarter Ended Mar. 31              11.00  9.00          10.50 10.00

Quarter Ended June 30              11.00 11.00          10.00 10.00

Quarter Ended Sept. 30             11.00 11.00          10.25 10.00

     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.
Item 6.  Selected Financial Data.
     Financial information for the five-year period commencing October 1, 1991 and ending September 30, 1996 is presented below.

                                      HOLOBEAM, INC.
                            SUMMARY OF SELECTED FINANCIAL DATA
                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                Restated
                          1996        1995        1994        1993        1992
                          ----        ----        ----        ----        ----
Gross Income          $1,856,218  $1,895,392  $1,239,344  $1,178,572    $202,378
Net Income (Loss)        306,434     334,594     556,787     222,642    (879,674)
Weighted Average
Number of Common
Share Outstanding        316,992     323,596     335,211     342,906     351,288
Earnings Per Share
(Loss)                     $0.97       $1.03       $1.66       $0.65      ($0.65)
Total Assets           7,743,614   8,931,962   7,456,189   7,251,966   2,661,086
Long-Term Debt         6,667,298   6,946,564   7,002,162   7,208,283   1,527,130
Shareholders' Equity     558,463     371,422      68,070    (317,631)   (480,513)
Gross Rental Income    1,838,216   1,834,829   1,208,217   1,156,167     198,530
Net Rental Income      1,577,254   1,554,791   1,039,686   1,013,412    (487,286)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     (1)  Liquidity.
     The Registrant has expended $2,592,513 on Construction, site preparation, engineering and site plan approvals of a 30,000 sq. ft. building occupied by Tandy Corporation for use as a Computer City retail store. These costs were funded in part by the proceeds of the First Mortgage on the 62,000 sq. ft.

 building owned by the Registrant, by cash flows generated from the net rental income under the operating leases for both buildings owned by the Registrant and in part by the Tenant allowance for Construction pursuant to the lease agreement. The Registrant reimbursed the Tenant, Tandy Corporation, in cash on November 9, 1995 for such Construction allowance. (Reference is made to the Registrant's Annual Report Form 10K, for the year ended September 30, 1994, Items 1(c) and Item 2 and to Note 3 of the Accompanying financial statement for the year ended September 30, 1995.)
     Net Rental Income should be sufficient to provide cash flows and profits during the terms of the operating leases which expire in 2009 (Tandy Corporation) and 2012 (The Sports Authority). If the Tenants exercise the options to renew the terms of the lease, such revenues will continue beyond 2009 and 2012.
     Gross rents increased from $1,834,829 in 1995 to $1,838,216 in 1996. Net Rental Income increased to $1,577,254 in 1996 as compared to $1,554,791 in 1995. Minimum annual future gross rents approximate $2,000,000 through 2009 and should be adequate to fund the activities of the Registrant in the short and long-term. Total Minimum future rentals associated with the operating leases exceeds $31,950,000.00 during the lease terms. (Reference is made to Note 3 to the Accompanying Financial Statements for the years ended September 30, 1995 and 1996.)
     (2)  Capital Resources.
     The Registrant has reimbursed Tandy Corporation $1,189,675 for a Construction allowance pursuant to the terms and conditions of the operating lease for the retail use of the 30,000 sq. ft. building constructed on the Registrant's site in Paramus, New Jersey. The Construction allowance was paid in full, in cash, on November 9, 1995 instead of funding through deferred or delayed rental payments. (Reference is made to Form 10K, Item 7(2), Capital Resources, for the Fiscal Year ended September 30, 1994.) Since construction and improvements have been completed, the Registrant does not anticipate future additional capital expenditures associated with the leased premises other than those expenditures that are routine and necessary for its real estate rental activities. The Registrant expects to continue to fund the development, engineering and associated patent costs connected with the medical staples technology.
     The fabrication and experiments are limited to engineering and development of staple design and may progress to animal testing during the fiscal year ending September 30, 1997. Since such tests have not yet been performed, it may take substantial time before conclusive results can commence and be evaluated. The Registrant anticipates that such expenditures for the staples project will approximate $250,000.00 during 1997 and will be funded from cash flows associated with the real estate rental activities. No revenues are projected in connection with the medical staples activities during 1997.
     During 1995, cash used in investing activities was allocated exclusively to Capital Expenditures associated with the Construction and development of the 30,000 sq. ft. retail building occupied by Tandy Corporation, while there were no such expenditures during 1996 and none are anticipated for 1997. Cash flows from financing activities were provided from the Tenant Construction Allowance for the Tandy operating lease during 1995. (Reference is made to the Lease with Tandy Corporation filed as an Exhibit to the 1995 Annual Report, Form 10K.)
     (3)  Results of Operations.
     (a) The results of operations for the year ended September 30, 1996 indicate after-tax income of $306,434.00 as compared to after-tax income of $334,594.00 for 1995. Performance for the two years remained relatively stable resulting from revenues received under the operating leases of The Sports Authority, Inc. and Tandy Corp. Since the buildings are 100% occupied and will remain so until 2009, revenues are expected to continue to be uniform through 2009. Costs associated with the operating leases are expected to remain at present levels throughout the terms of the leases with the exception of costs associated with business liability insurance in connection with the leasing activities, which are expected to rise with inflation and risk factors.
      The Registrant expects to continue to fund research and development costs associated with the surgical staple project and such costs increased from $120,833.00 in 1995 to $219,001.00 in 1996. This increase resulted from additional expenditures for purchases of materials, supplies and design and drafting services during 1996. The Registrant expects to continue to fund the development during 1997 and anticipates that such expenditures will approximate $250,000.00 during 1997.
     At present, the fabrication and experiments being performed by the Registrant in connection with the surgical staples project are limited to engineering, design and development of staple design and to design of equipment to apply the staples. Such work may progress to animal testing during 1997 and if started, may take substantial time before conclusive results can be evaluated.
     The Registrant expects to fund the 1997 portion of the project's requirements from cash flows associated with the real estate rental activities of the Registrant's business.
     (b) The results of operations for the year ended September 30, 1995 indicate a profit of $334,594.00 as compared to income of $32,201.00 (before cumulative effect of change in Accounting Principle) for 1994. (Reference is made to Note 2 of the Financial Statements for the year ended September 30, 1995.) Income before provision for income taxes increased to $563,590.00 when compared to $32,251.00 for 1994. The improved performance resulted from rental income associated with the operating lease on the 30,000 sq. ft. building occupied by Tandy Corporation. The operating lease generated an increase in gross rentals of approximately $626,600.00 during 1995 as compared to 1994 and is expected to continue and increase for the term of the lease.
     Expenses associated with Registrant's rental activities increased from $168,531.00 in 1994 to $280,038.00 in 1995. These increased costs resulted primarily from increased depreciation expense associated with the building that was put into service during 1995 in the amount of $60,935.00 and increased legal fees associated with the administration of the real estate rental activities and lease preparation activities. Such increase approximates $31,695.00. The remainder of the annual increase results from increases in expenses incident and necessary to the Registrant's business and activities associated with real estate development.
     Research and development costs in connection with the Registrant's medical staple development project approximated $120,800.00 for 1995 which represents an increase of $56,900.00 when compared to the 1994 expenditures. The increase is associated with an increase in supplies and materials, including sample raw materials and supplies, used to perform the development activity. Such increase approximated $49,900.00 during 1995. No revenues were earned in connection with the medical staples activities during 1995 or 1994.
     The Registrant anticipates that revenues associated with the real estate rental phase of its operations will be sufficient to fund the planned research and development efforts in connection with the medical staples.
     (c) The results of operations for the year ended September 30, 1994 indicate a profit of $32,201 compared to profits of $222,642 for the previous fiscal year. The decrease in earnings results from an increase in interest expenses from $542,313 in 1993 to $715,689 in 1994. Such increase reflects interest costs on the first mortgage incurred for an entire year in 1994 as compared to eight (8) months for 1993.
     Rental expenses also experienced an increase of $25,776 when compared to 1993, resulting from increases in depreciation expense and increases in costs necessary and incidental to the Registrant's real estate rental activities.
     The Registrant anticipates that results of operations will improve with the tenancy of Computer City (Tandy Corp.) and resultant rental income when the details of the operating lease are finalized during the new fiscal year.

(Reference is made to Note 12 to the accompanying Financial Statements for the year ending September 30, 1994.)
    No revenues were earned in connection with the medical staple activities nor were revenues earned in connection with the semiconductor technology development segment of the Registrant's business activities. Revenue associated with the real estate rental activities increased $52,050 when compared to fiscal year 1993.
Item 8.  Financial Statements and Supplemental Data.
     Financial statements, supplementary financial information and Independent Accountant's Report are filed with this report. (See Financial Statements and reports thereon of Israelow, Lipton, Gillio, Meyerowitz and Meltzer, for 1995 and of Fredericks and Company for 1996.)
Item 9.  Disagreements on Accounting and Financial Disclosure.
     None.

                            PART III
Item 10.  Directors and Executive Officers of the Registrant.
     (a) The following Table identifies each Director of the Registrant and indicates his position with the Registrant, the duration of his term as Director and the date when he was first elected.
                                                                     Date First
Name and Age                  Title                    Term            Elected
-------------------------------------------------------------------------------

Melvin S. Cook         Chairman of the Board         1999 Annual         1968
Age 65                 President of Registrant         Meeting

Martin R. Infante      Secretary of Registrant       1997 Annual         1976
Age 65                                                 Meeting

William M. Hackett     Treasurer of Registrant       2000 Annual         1984
Age 53                                                 Meeting

Beverly Cook           Office Manager of Registrant  1998 Annual         1995
Age 60                                                 Meeting

     (b) The following Table represents the name and age of each officer of the Registrant, the positions and offices held by each, the term of each office and the period which each has served in the indicated office.

                                                                     Date First
Name and Age                  Title                    Term            Elected
-------------------------------------------------------------------------------

Melvin S. Cook         Chairman of the Board           Annual            1968
Age 65

William M. Hackett     Treasurer of the Registrant     Annual            1975
Age 53

Martin R. Infante      Secretary of the Registrant     Annual            1980
Age 65

     (1) Each officer has been selected to serve until the next Annual Meeting of the Board of Directors or until his respective successor shall be elected and shall quality.
          (c)  There are no significant employees other than those identified in
(a) and (b) above.
          (d) The following Table summarizes the business experience and principal occupation during the last five years of each person who serves as a director of executive officer of the Registrant, as well as any other directorship held by persons serving as directors of the Registrant.
                                                                       Other
Name                Business Experience/Occupation                 Directorship
-------------------------------------------------------------------------------
Melvin S. Cook      Chairman of the Board of Directors and             None
                    President of the Registrant since its
                    formation.

Martin R. Infante   Principal, Martin Infante Associates, a            None
                    construction contractor for more than 30
                    (thirty) years, Principal, Martin Infante
                    Agency, an insurance agency whose cli-
                    entele has a large representation in the construction industry, for more than 30
                    (thirty) years. Secretary of Registrant since 1980. Director of Registrant since 1976.

William M. Hackett  Vice President of Registrant from                  None
                    August 23, 1975 until June 1, 1981 and
                    Controller of Registrant and member of
                    accounting staff from October 1973 to
                    August 1975.  Treasurer of Registrant
                    from June 1981 to present.  Vice
                    President of CMA Co., Inc. from
                    November 1986 to Present.

Beverly Cook        Office Manager of Registrant from June 1,          None
                    1981 until present.  Married to Melvin S.
                    Cook, President and Chairman of the
                    Board of Directors.

     (f)  Not applicable.
Item 11.  Management Compensation.
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 1996 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000.00, and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.

                                HOLOBEAM, INC.
                                   Form 10K
                          Summary Compensation Table
                              September 30, 1996

                                                            Long Term Compensation
    Name and           Annual Compensation                   Awards              Payouts         All Other
Principal Position  Year   Salary   Bonus   Other  Restricted Stock   SUO/SARS  LTIP Payouts  Compensation
------------------  ----   ------   -----   -----  ----------------   --------  ------------  ------------
Melvin S. Cook      1996  $200,000  $-0-   $  -0-       $-0-            $-0-       $-0-           $-0-

President and CEO   1995   200,000   -0-   70,857        -0-             -0-        -0-            -0-
and Director        1994   154,583   -0-      -0-        -0-             -0-        -0-            -0-


William M. Hackett  1996    17,550   -0-      -0-        -0-             -0-        -0-            -0-
Treasurer and       1995    17,550   -0-      -0-        -0-             -0-        -0-            -0-

Director            1994    17,550   -0-      -0-        -0-             -0-        -0-            -0-

Martin R. Infante   1996     -0-     -0-      -0-        -0-             -0-        -0-           29,984
Secretary and       1995     -0-     -0-      -0-        -0-             -0-        -0-           28,135
Director  <F2>      1994     -0-     -0-      -0-        -0-             -0-        -0-           21,862

Beverly Cook <F1>   1996    54,167   -0-      -0-        -0-             -0-        -0-            -0-
                    1995    28,000   -0-      -0-        -0-             -0-        -0-            -0-

All Officers and    1996   271,717   -0-      -0-        -0-             -0-        -0-           29,984
Directors as a      1995   245,550   -0-   70,857        -0-             -0-        -0-           28,135
Group               1994   172,133   -0-      -0-        -0-             -0-        -0-           21,862

<F1>
Beverly Cook was elected to the Board of Directors on August 19, 1995.
<F2>
Martin Infante performed services for the registrant as landlord and insurance broker. See Item 11(D) of this report.

Item 11 (cont'd.)
     The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant. The "other" compensation paid to Mr. Cook in 1994 represents interest on unpaid salary accrued from 1989 through 1993.
     Mr. Infante received no compensation as an employee of the Registrant. The amounts paid to Mr. Infante were in connection with his services performed as insurance agent and landlord. (Reference is made to Notes 4 and 6 to the accompanying Financial Statements and to Item 11 (d) of this report.)
     (a) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 1996, 1995 and 1994.
     (b) The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000.00 as well as all officers and directors as a group since October 1, 1995.
                                   All Directors and Officers as a Group
Options Granted                                 0
Options Exercised                               0
Unexercised Options Held at 9/30/96             0
     (d) During the fiscal year of the Registrant ended on September 30, 1996, the Registrant utilized the services of Mr. Infante in connection with the obtaining of insurance and as a landlord. In the opinion of the Registrant, the amounts paid to Mr. Infante in respect to the foregoing were in all cases fair to the Registrant and were consistent with the amount which would have been paid had the transaction occurred with unaffiliated parties. (Reference is made to Notes 4 and 6 to the Financial Statements of the Registrant for the years ended September 30, 1996, 1995 and 1994.)

     The amounts paid to Mr. Infante during the three most recent fiscal years ended September 30 are presented below:
                                   1996        1995         1994
Rent Expense                     $10,908     $10,908      $10,908
Insurance                         19,076      17,227       10,954
                                  ------      ------       ------
Total Payments                   $29,984     $28,135      $21,862
                                  ======      ======       ======

                             PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 13, 1996 is as follows:
Title of Class              Name & Address         Amount Owned      % of Class
-------------------------------------------------------------------------------
Common Stock, Par           Melvin S. Cook           123,497             39.5%
Value $0.10 Per Share       540 Ravine Court
                            Wyckoff, NJ  07481

Common Stock, Par           Beverly Cook              95,000             30.4%
Value $0.10 Per Share       540 Ravine Court
                            Wyckoff, NJ  07481

     (b) The stockholding of Officers and Directors as a group as of December 13, 1996 are as follows:
Title of Class              Amount Beneficially Owned                % of Class
-------------------------------------------------------------------------------
Common Stock, Par Value               218,997                            70.1%
$0.10 Per Share

     (c) There are no contractual arrangements that might result in a change of control of Registrant.
Item 13.  Certain Relationships and Related Transactions.
     Martin R. Infante, Secretary and Director provides services to the Registrant in his capacity as a principal in the Martin Infante Insurance Agency and as a landlord.
     During the three most recent fiscal years, the amounts paid to Mr. Infante in connection with such services is as follows:

                                   1996        1995         1994
Rent Expense                     $10,908     $10,908      $10,908
Insurance                         19,076      17,227       10,954
                                  ------      ------       ------
Total Payments                   $29,984     $28,135      $21,862
                                  ======      ======       ======
     Reference is made to Item 11 (d) of this report and to Notes 4 and 6 to the accompanying Financial Statements for the year ended September 30, 1996.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K
     (a) Index to Financial Statement filed as part of the Annual Report and attached.
     (b)  Reports on Form 8K.
     (c) Lease with The Sports Authority, Inc. filed as part of the 1993 Annual Report Form 10K-A.
     (d)  Financial Statement Schedules.
     (e)  Lease with Tandy Corp. filed as part of the 1995 Annual Report Form
10K.
     The following is a list of Financial Statement Schedules filed as part of this Annual Report on Form 10K. All other schedules omitted herein are so omitted because either (1) they are not applicable, or (2) they required information is shown in the Financial Statements.
     Schedules
     ---------
         V          Property and Equipment

         VI         Accumulated Depreciation and Amortization of
                       Property and Equipment

       VIII         Allowances and Reserves

         X          Supplementary Income Statement Information

        XI          Real Estate and Accumulated Depreciation

       XII          Mortgage Loans on Real Estate

     (e)  Exhibits, including those incorporated by references.
     The following is a list of Exhibits filed as part of this Annual Report on Form 10K. Where so indicated by footnotes, Exhibits that were previously filed are incorporated by references.
                                                   Legend for Documents
                                                        Incorporated
                                                        by Reference
                                                   --------------------
Articles of Incorporation and By Laws

   Articles of Incorporation                               (1)

   By-Laws                                                 (1)

   By Laws as Amended                                      (2)

Instruments Defining Rights of Share-
   holders Including Indentures

   Specimen Certificate for Shares of
      Common Stock                                         (1)

   Security Combination Agreement                          (1)

Additional Exhibits - Exchange Offer                       (3)

                    - Lease with Sports
                      Authority, Inc.                      (4)

                    - Lease with Tandy
                      Corporation                          (5)

Form 8K - Change in Certifying Accountants                 (6)

Form 8K-A - Change in Certifying Accountants               (7)

Legend
------
     (1) Filed September 21, 1968 as an Exhibit to Form 10K and incorporated herein by reference.
     (2) Filed December 15, 1986 as part of proxy statement and incorporated herein by reference.
     (3)  Filed December 23, 1983 - Exchange Offer.
     (4) Filed October 12, 1994 as an exhibit to Form 10K-A and incorporated herein by reference.
     (5)  Filed December 21, 1995 as an exhibit to Form 10K.
     (6)  Filed November 15, 1996 and incorporated herein by reference.
     (7)  Filed November 20, 1996 and incorporated herein by reference.

Supplemental Information
     No annual report or proxy material has been sent to security holders. Such annual report and proxy material are to be furnished to security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                HOLOBEAM, INC.
                                   Form 10K
                              September 30, 1996

                                  Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant  HOLOBEAM, INC.

By  WILLIAM M. HACKETT

Date   12/24/96


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.

By:
     Melvin S. Cook
     President and Chairman of the Board

Date:
     12/19/96

By:
     William M. Hackett
     Director and Treasurer

Date:
     12/23/96

By:
     Martin R. Infante
     Director and Secretary

Date:
     12/20/96

By:
     Beverly Cook
     Director

Date:
     12/19/96

                         HOLOBEAM, INC.

                      FINANCIAL STATEMENTS
              WITH INDEPENDENT ACCOUNTANTS' REPORT

                          YEARS ENDED
              SEPTEMBER 30, 1996, AND 1995 AND 1994

                         HOLOBEAM, INC.

                  INDEX TO FINANCIAL STATEMENTS





                                                        PAGE
INDEPENDENT ACCOUNTANTS' REPORT                          F-1

FINANCIAL STATEMENTS:

BALANCE SHEETS                                        F-2, 3
 SEPTEMBER 30, 1996 AND 1995

STATEMENTS OF OPERATIONS
 SEPTEMBER 30, 1996, 1995 AND 1994                       F-4

STATEMENTS OF SHAREHOLDER'S EQUITY
 SEPTEMBER 20, 1996, 1995 AND 1994                       F-5

STATEMENTS OF CASH FLOWS
 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994           F-6

  NOTES TO FINANCIAL STATEMENTS                       F-7-16

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 1996,
 1995 AND 1994

     V    PROPERTY AND EQUIPMENT                        F-17

     VI   ACCUMULATED DEPRECIATION AND AMORTIZATION
          PROPERTY AND EQUIPMENT                        F-18

     X    SUPPLEMENTARY INCOME STATEMENT INFORMATION    F-19

     XI   REAL ESTATE AND ACCUMULATED DEPRECIATION      F-20

     XII  MORTGAGE LOANS REAL ESTATE                    F-21

All other schedules have been omitted because they are not applicable, or the information is shown in the financial statements or notes thereto.

                 INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Holobeam Inc.
Wyckoff, New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 1996 and 1995 and the related statements of operations, shareholders' equity and statements of cash flows for each of the three years ended September 30, 1996, and the supporting schedules listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Holobeam, Inc. as of September 30, 1995 and 1994, were audited by other auditors whose report dated December 25, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 1996 and 1995, and the results of its operations, shareholders' equity and cash flows for each of the three years ended September 30, 1996, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein.

                                           FREDERICKS AND COMPANY


Fairfield, New Jersey
December 12, 1996

                         HOLOBEAM, INC.
                         BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND 1995


                             ASSETS

                                              1996         1995
CURRENT ASSETS
     Cash (including equivalents of $467,705
      in 1996 and $1,238,742 in 1995)           $   598,772  $1,347,540
     Accrued Interest                                     -       3,758
     Deferred Tax Asset                              91,800           -
     Prepaid Expenses                                 6,312       5,704
                                                  ---------   ---------
TOTAL CURRENT ASSETS                                696,884   1,357,002
                                                  ---------   ---------
PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                         452,772     452,772
       Buildings and Building Improvements        6,961,244   7,971,952
                                                  ---------   ---------
     Total                                        7,414,016   8,424,724

     Machinery and Equipment                         67,227      67,227
     Furniture and Fixtures                           2,258       2,258
                                                  ---------   ---------
     TOTAL                                        7,483,501   8,494,209

Less: Accumulated Depreciation and Amortization   1,166,447   1,970,504
                                                  ---------   ---------
PROPERTY AND EQUIPMENT-NET                        6,317,054   6,523,705
                                                  ---------   ---------
OTHER ASSETS
   Patents and Patent application cost, net of
   accumulated amortization of $176,881 in 1996
    and $161,953 in 1995                             88,171      73,051
     Deferred Charges                               592,275     633,384
     Other Receivables                               49,230      49,230
     Deferred Tax Asset                                   -     295,590
                                                  ---------   ---------
TOTAL OTHER ASSETS                                  729,676   1,051,255
                                                  ---------   ---------
TOTAL ASSETS                                     $7,743,614  $8,931,962
                                                  =========   =========



The accompanying notes are an integral part of the financial statements.
                               F-2

                         HOLOBEAM, INC.
                         BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND 1995



              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                1996            1995
CURRENT LIABILITIES
     Mortgage Payable-Current Portion          $   245,412   $  224,911
     Loan Payable-Tandy Corporation                      -    1,137,175
     Accounts Payable                              159,767      114,645
     Franchise Taxes Payable                         4,345        2,900
     Income Taxes Payable                            2,000            -
     Other Accrued Expenses                        106,329      134,345
                                                 ---------    ---------
TOTAL CURRENT LIABILITIES                          517,853    1,613,976
                                                 ---------    ---------
LONG-TERM DEBT
    Mortgage Payable (Net of Current Portion)    6,531,848    6,777,251
    Real Estate Commissions Payable                135,450      169,313
                                                 ---------    ---------
TOTAL LONG-TERM LIABILITIES                      6,667,298    6,946,564
                                                 ---------    ---------
TOTAL LIABILITIES                                7,185,151    8,560,540
                                                 ---------    ---------
SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 per Share
      Authorized 2,000,000 Shares
     Issued 1,052,598 in 1996 and 1995             105,260     105,260
     Additional Paid in Capital                 12,399,699  12,399,699
     Accumulated Deficit                        (9,418,439) (9,724,873)
                                                ----------  ----------
TOTAL                                            3,086,520   2,780,086

     Less: Cost of Shares in Treasury (739,079
      in 1996 and 730,455 in 1995)              (2,528,057) (2,408,664)
                                                ----------  ----------
TOTAL SHAREHOLDERS' EQUITY                         558,463     371,422
                                                ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $7,743,614  $8,931,962
                                                ==========  ==========







The accompanying notes are an integral part of the financial statements
                               F-3

                         HOLOBEAM, INC.
                    STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30,

                                       1996        1995          1994
REVENUES
     Rental Income                 $1,838,216   $1,834,829    $1,208,217
     Interest Income                   18,002       60,519        31,126
     Other                                  -           44             1
                                    ---------    ---------     ---------
TOTAL                               1,856,218    1,895,392     1,239,344
                                    ---------    ---------     ---------

COSTS AND EXPENSES
     Rental Expense                   260,962      280,038       168,531
     General Expense                  253,146      304,192       256,833
     Interest Expense                 607,719      626,638       715,689
     Research and Development         219,001      120,833        63,917
     Other                                  -          101           123
                                    ---------    ---------     ---------
TOTAL                               1,340,828    1,331,802     1,207,093
                                    ---------    ---------     ---------
INCOME BEFORE INCOME TAXES            515,390      563,590        32,251

INCOME TAX EXPENSE                    208,956      228,996         9,696
                                    ---------    ---------     ---------
INCOME BEFORE TAX BENEFIT AND
 A CHANGE IN ACCOUNTING PRINCIPLE     306,434      334,594        22,555

TAX BENEFIT-NOL CARRY FORWARD               -            -         9,646
                                    ---------    ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPLE     306,434      334,594        32,201

CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                       -            -       524,586
                                    ---------    ---------     ---------
NET INCOME                         $  306,434    $ 334,594     $ 556,787
                                    =========    =========     =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          316,992      323,596       335,211
                                    ---------    ---------      --------
INCOME PER SHARE OF COMMON STOCK
Continuing Operations Before
 Income Tax Benefit and a Change
 in Accounting Principle           $     0.97    $   1.03      $    0.07
Tax Benefit-NOL Carryforward                -           -           0.03
Change in Accounting Principle              -           -           1.56
                                    ---------     -------       --------
Net Income                         $     0.97    $   1.03      $    1.66
                                    ---------     -------       --------


The accompanying notes are an integral part of the financial statements.
                               F-4

                                      HOLOBEAM, INC.
                            STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                      Additional                       Treasury
                                     Common Stock       Paid-In     Accumulated          Stock
                                   Shares    Amount     Capital       Deficit      Shares    Amount
BALANCE, SEPTEMBER 30, 1993      1,052,598  $105,260  $12,399,699  $(10,616,254)  711,977  $2,206,336

     Net Income                                                         556,787

     Purchase of Treasury Stock                                                    15,444     171,086
                                 ---------   -------   ----------   -----------   -------   ---------
BALANCE, SEPTEMBER 30, 1994      1,052,598  $105,260  $12,399,699  $(10,059,467)  727,421  $2,377,422

     Net Income                                                         334,594

     Purchase of Treasury Stock                                                     3,034      31,242
                                 ---------   -------   ----------   -----------   -------   ---------
BALANCE, SEPTEMBER 30, 1995      1,052,598  $105,260  $12,399,699  $(9,724,873)   730,455   2,408,664

     Net Income                                                        306,434

     Purchase of Treasury Stock                                                     8,624     119,393
                                 ---------  --------   ----------    ----------   -------   ---------
BALANCE, SEPTEMBER 30, 1996      1,052,598  $105,260  $12,399,699  $(9,418,439)   739,079  $2,528,057
                                 =========   =======   ==========    ==========   =======   =========






    The accompanying notes are an integral part of the financial statements.
                                            F-5

                              HOLOBEAM, INC.
                         STATEMENTS OF CASH FLOWS
                        YEARS ENDED SEPTEMBER 30,

                                             1996      1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $306,434   $334,594   $556,787
                                              -------    -------    -------
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
Cumulative effect of a Change in
  Accounting Principle                             -           -   (524,586)
Depreciation                                 206,651     202,714    142,296
Amortization                                  56,037      56,545     33,790
Patent and Patent Application Cost           (30,048)    (22,168)   (19,120)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses         20,551      72,054      7,422
Real Estate Brokers Commissions              (33,863)    169,313          -
Decrease (Increase) in:
Other Receivables                                  -      (5,422)   (42,778)
Deferred Tax Asset                           203,790     228,996          -
Deferred Charges                                   -    (330,056)         -
Accounts Receivable                            3,758      (2,115)      (314)
Prepaid Expenses                                (608)     (2,236)       274
                                            --------    --------    -------

Total Adjustments                            426,268     367,625   (403,016)
                                            --------    --------    -------
Net Cash Provided by Operating Activities    732,702     702,219    153,771
                                            --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures                              -   (1,193,187)   (43,435)
                                            -------    ---------     ------
Net Cash Used by Investing Activities             -   (1,193,187)   (43,435)
                                            -------    ---------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on First Mortgage        (224,902)   (206,121)  (188,900)
Purchase of Treasury Stock                  (119,393)    (31,242)  (171,086)
Proceeds of Mortgages and Loans
 on Real Estate-Tandy                              -   1,189,675          -
Principal Payments on Loan Payable
-Tandy                                    (1,137,175)    (52,500)         -
                                           ---------   ---------    -------

Net Cash Provided (Used) by
Financing Activities                      (1,481,470)    899,812   (359,986)
                                           ---------    --------    -------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                        (748,768)    408,844   (249,650)
                                           ---------    --------    -------
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                          1,347,540     938,696  1,188,346

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                 $598,772  $1,347,540   $938,696
                                            ========   =========    =======
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                               $609,359    $628,142   $716,921
Income Taxes Paid                           $  3,041    $    150   $     50



The accompanying notes are an integral part of the financial statements.
                                    F-6

                             HOLOBEAM, INC.
                 NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Nature of Operations

               The Company is engaged in the rental of real property for retail use and in development of methods for applying surgical staples and the technology used to fabricate the equipment used to apply the staples.

          b.   Depreciation and Amortization

               It is the policy of the Company to provide for depreciation and amortization of the building and equipment on a straight line and accelerated basis in amounts sufficient to write-off the cost of the assets over their estimated useful lives, which are as follows:

               Building and Building Improvements    31. 5 to 40 years
               Machinery and Equipment                    5 to 7 years
               Furniture and Fixtures                    7 to 10 years

               Maintenance and repairs are charged to operations in the year in which incurred, while replacements and betterments are capitalized by charges to the appropriate asset accounts. The cost and accumulated depreciation and amortization with respect to assets retired or otherwise disposed, are eliminated from the assets and related accumulated depreciation and amortization accounts and any profit or loss resulting therefrom is reflected in operations.

               Patent and Patent application costs are amortized on a straight-line basis over a ten year period.

          c.   Income per share

               Income per share of common stock has been computed by dividing the income by the weighted average number of common shares outstanding during the year.

          d.   Capitalized real estate taxes

               The Company capitalized real estate taxes related to the property upon which the Company intended to construct a commercial building. Such taxes were capitalized until the property was put into service on October 1, 1994. The amount capitalized in 1994 was $12,622.

          e.   Statement of cash flows

               For purposes of reporting cash flows, all liquid investments with original maturities of three months or less are considered cash equivalents.

                         HOLOBEAM, INC.
                 NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f.   Income taxes

               The Company adopted Statement of Financial Accounting Standards
               (SFAS) No. 109 "Accounting for Income Taxes". SFAS No. 109 is an asset and liability method for accounting for income taxes. Generally, SFAS No. 109 allows recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes, but will be deductible in future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

          g.   Deferred charges

               It is the policy of the Company to charge costs associated with the acquisition of long term debt (mortgages) to expense over the term of the mortgage.

               In addition, the Company charges costs associated with the procurement of operating leases, specifically Real Estate Brokers Commissions, to expense during the term of the operating lease.

          h.   Use of Estimates

               The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
               Accordingly, actual results could differ from these estimates.

NOTE 2.   INCOME TAXES

          The deferred tax assets recorded on the balance sheet as of September 30, are as follows:

                                          1996       1995        1994
          Deferred tax asset           $ 91,800  $ 295,590   $ 524,586
          Valuation allowance                 -          -           -
                                         ------    -------     -------
          Net deferred tax asset       $ 91,800  $ 295,590   $ 524,586
                                         ======    =======     =======
          Net operating loss carryovers of the Company, which aggregate approximately $270,000 at September 30, 1996, and $326,716 at September 30, 1995 and $872,513 at September 30, 1994 will be available to offset future taxable income through 2008. Such operating losses will expire as follows:

               Year                           Amount
               2008                          $270,000

                         HOLOBEAM, INC.
                 NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

NOTE 2.   INCOME TAXES (Continued)

          The sources of deferred income taxes for the years ended September 30, are as follows:

                                            1996       1995        1994
          Depreciation                   $      -   $413,371 $   440,921
          Net Operating Loss Carryover    270,000    326,716     872,513
                                          -------    -------   ---------
                                         $270,000   $740,087  $1,313,434
                                          =======    =======   =========

          The difference between the statutory federal income tax rate on income before income taxes and the company's effective income tax rate is as follows:
                                            1996     1995     1994
          Statutory federal income tax rate  34%      34%      34%
          State tax provisions, net of
           federal benefits                   6        6        6
          NOL carryforward                    -        -      (30)
          Other                               1        1      (10)
                                            ---      ---      ---
          Effective income tax expense rate  41%     41%        0%
                                            ===      ===      ===
          Income tax expense (benefit) consisted of the following:

                                         1996     1995      1994
          Current
            Federal                 $   2,916  $     -   $     -
            State                       2,125        -        50

          Deferred
            Federal                   184,508   194,938        -
            State                      19,407    34,058        -
                                      -------   -------    -----
                                    $ 208,956  $228,996  $    50
                                      =======   =======    =====
          Capital losses of the Company which approximates $0 in 1996, $17,575 in 1995, and $36,325 in 1994 were available to offset future capital gains. Capital losses of $17,575 expired in 1995 and $18,750 expired in 1994.

          In 1996, 1995 and 1994, the net operating loss carryovers do not agree with the accumulated deficit on the balance sheets for the same periods because some net operating losses have expired and because capital losses are not included in the net operating loss carryovers.

          The financial statements for the year ended September 30, 1994, have been restated for the change as if the provisions of SFAS No. 109 had been in effect for that year.

                         HOLOBEAM, INC.
                  NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES

          The Company has leased two buildings at its A & S Drive, Paramus, N.J. site for retail use. The Sports Authority, Inc. has leased the 62,000 sq. ft. building for a lease term of twenty (20) years and the Tandy Corporation has leased the 30,000 sq. ft. building for use as a Computer City retail store for a lease term of fifteen (15) years.
          The tenants are also responsible for real estate taxes and other assessments as defined in the operating lease agreements.

                                                    1996       1995      1994
             Buildings and building improvements:
              Cost                            $7,414,016 $8,424,724 $7,231,537
              Accumulated depreciation         1,126,687  1,937,408  1,742,989
                                               ---------  ---------  ---------
          Net buildings and building
               improvements                   $6,287,329 $6,487,316 $5,488,548
                                               =========  =========  =========
          The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

               1997  $1,918,425    2002  $2,108,447      2007  $2,322,194
               1998   1,925,717    2003   2,116,467      2008   2,331,017
               1999   1,925,717    2004   2,116,467      2009   2,331,017
               2000   2,020,217    2005   2,225,142      2010   1,497,842
               2001   2,020,217    2006   2,225,142      2011   1,497,842
                                                         2012   1,373,022
                                                               ----------
                                                        Total $31,954,892
                                                               ==========
          Net rental income consists of the following:
                                         1996        1995        1994
          Rental income             $1,838,216  $1,834,829  $1,208,217
          Depreciation expense        (199,987)   (194,419)   (133,484)
          Other expenses               (60,975)    (85,619)    (35,047)
                                     ---------   ---------   ---------
          Rental income, net        $1,577,254  $1,554,791  $1,039,686
                                     =========   =========   =========
          In 1996, 1995, and 1994, depreciation expenses included all depreciation of the rental buildings and building improvements.

          The Company entered into a triple net lease agreement with The Sports Authority, Inc., Fort Lauderdale, Florida. The term of the lease is twenty (20) years with four (4) options to extend the term for an additional period of five (5) years in each option.

          The Company was responsible for funding certain improvements to the building pursuant to the lease agreement and incurred costs amounting to $3,567,276 at September 30, 1993. The Company reimbursed The Sports Authority, Inc. for such improvements and on February 5, 1993 the original lease was amended and the base rent was increased to reflect the improved condition of the building.

                         HOLOBEAM, INC.
                  NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

          The Company obtained additional mortgage financing totalling $7,500,000 in order to fund reimbursement to The Sports Authority, Inc., whose parent company, K-Mart Corporation (K-mart Corporation is a public company and financial information regarding K-mart is publicly available) has guaranteed the incremental monthly rental payments over the remaining life of the lease. (See Note 8).

          The base rents under the amended lease were increased as follows:

               2nd through 5th years                  $1,208,217
               6th through 10th years                  1,295,716
               11th through 15th years                 1,391,967
               16th through 20th years                 1,497,842

          In addition to the rent, the tenant is responsible for real estate taxes and other assessments as defined in the operating lease.

          Tandy Corporation has constructed a 30,000 sq.ft. building on the Company's site located in Paramus, N.J. for use as a Computer City retail store. Tandy Corporation commenced paying rent to the Company pursuant to the terms of the operating lease on October 1, 1994. The lease term is for fifteen (15) years at an annual rental of $630,000 for the first five years, $724,500 for the second five years and $833,175 for the last five years. Tandy Corporation has three (3) options to extend the term of the lease for an additional period of five (5) years for each such option.

          Pursuant to the terms and conditions of the lease, the Company agreed to reimburse Tandy Corporation up to $1,200,000 plus the costs of paving the driveway and parking area and one-half (1/2) the cost of exterior lighting not attached to the building. This construction allowance was amended to $1,189,675 and paid in cash to Tandy Corporation on November 9, 1995.

          Costs associated with the 30,000 sq. ft. building are as follows:*

          Construction allowance paid to Tandy Corporation         $1,189,675
          Costs incurred by the Company for use variance
           and site improvement (deferred until put in
           service at October 1, 1994)                                434,821
          Construction costs incurred through September 30,
          1994 (deferred until put in service at October
          1, 1994)                                                    964,505
          Construction costs incurred during 1995                       3,512
           Total Costs of 30,000 sq. ft. building occupied          ---------
           by Tandy Corporation.                                   $2,592,513
                                                                    =========
          (*)  Does not include costs of improvements incurred by the tenant.

                         HOLOBEAM, INC.
                  NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

          The construction allowance was payable to Tandy Corporation two (2) months after a permanent certificate of occupancy was issued by local governmental authorities. According to the terms and conditions of the lease agreement, Tandy Corporation could accrue interest at the annual rate of 7% on the unpaid balance and could also cease paying rent until such amounts payable by the Company were paid. Accordingly, the Company elected to pay the amounts in full on November 9, 1995.

NOTE 4.   RELATED PARTY TRANSACTIONS

          A member of the Board of Directors, who is an insurance broker and landlord, performed services for the Company in 1996, 1995, 1994. The services consisted of the following:

                                              1996      1995      1994
               Landlord-Office rental
                and related services        $10,908   $10,908   $10,908
               Insurance                     19,076    17,227    10,954
                                             ------    ------    ------
                                            $29,984   $28,135   $21,862
                                             ======    ======    ======
NOTE 5.   RESEARCH AND DEVELOPMENT

          Research and development expenses in the amount of $219,001 in 1996, $120,833 in 1995, and $63,917 in 1994 were charged to operations and included in costs and expenses.


NOTE 6.   RENT EXPENSE

          The Company leases approximately 1,000 square feet of office space on a month to month basis. The monthly rental is $909. This property is leased from a member of the Board of Directors. (See Note 4).
          Rent expense was $10,908 in 1996, 1995 and 1994.

NOTE 7.   PATENTS

          The Company has discontinued efforts relating to solar cells and semi-conductor technology. Work in the field has moved in other directions than that of the Company's technology. There has been a substantial reduction of government support in this technical area. The funding that had been received by laboratories exploring the Company's technology has terminated.

          The Company is continuing its efforts in the area of medical staples for use in internal surgery. Four United States Patents have been issued and a PCT application has been filed on a novel staple. The staple has been produced and its is anticipated that animal tests will commence during 1996. Research and development costs in the amounts of $219,001, $120,833 and $63,917 have been expended in connection with the surgical staple during 1996, 1995 and 1994, respectively.

                         HOLOBEAM, INC.
                  NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 8.   LONG-TERM DEBT

          The mortgage consists of two loans, one in the amount of $6,000,000 payable in monthly installments of $55,328 including interest at 8.7% until 2013. The second is in the amount of $1,500,000 payable in monthly installments of $13,767 including interest at 8.7% until 2013.

          Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 9. The expense for the next five (5) years is presented below:

               1997                       $5,126
               1998                        5,126
               1999                        5,126
               2000                        5,126
               2001                        5,126

          The balance outstanding for each debt issued at the end of 1996, 1995, and 1994 is as follows:

                                                1996        1995        1994
          First Mortgage on
          62,000 sq. ft. Building           $6,777,260  $7,002,162  $7,208,283
          Loan Payable-Tandy Corp.                   -   1,137,175           -
                                             ---------   ---------   ---------
                                             6,777,260   8,139,337   7,208,283

          Real Estate Brokers
            Commissions Payable                135,450     169,313           -
                                             ---------   ---------   ---------
          Total                              6,912,710   8,308,650   7,208,283

          Less Current Portion                 245,412   1,362,086     206,121
                                             ---------   ---------   ---------
          Long-Term Portion                 $6,667,298  $6,946,564  $7,002,162
                                             =========   =========   =========
          There was no outstanding long-term debt at September 30, 1996, other than the first mortgage and real estate brokers commissions payable after September 30, 1996. The mortgage is secured by the operating lease agreement. (See Note 3).

          The principle payments of long-term debt for the term of the mortgage is as follows:

               1997  $245,412     2002  $379,611    2007  $581,197
               1998   267,783     2003   444,217    2008   640,727
               1999   292,195     2004   451,978    2009   609,136
               2000   318,832     2005   493,181    2010   762,870
               2001   347,897     2006   538,140    2011   338,084

                         HOLOBEAM, INC.
                  NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 9.   DEFERRED CHARGES

          The composition of deferred charges and related amortization is as follows:

                                                   Deferred Real Estate
                                     Mortgage      Brokers Commissions
                            Total      Costs   Sports Authority  Tandy Corp.
          Original Cost   $712,160   $102,520          $279,584    $330,056
          Accumulated
            Amortization   119,885     18,795            57,082      44,008
                           -------    -------           -------     -------
          Balance 9/30/96 $592,275    $83,725          $222,502    $286,048
                           =======    =======           =======     =======

NOTE 10.  DEFERRED SITE COST

          The Company incurred costs in connection with an application for a use variance and site improvements for the property owned by the Company at 50 A&S Drive, Paramus, New Jersey, adjacent to the building owned by the Company and leased to the Sports Authority, Inc. Such costs amounting to $806,656 have been considered to be part of the site cost and are included in fixed assets. No depreciation or amortization was recorded until the year ended September 30, 1995. Depreciation expense recorded during 1995 on the deferred site costs transferred to the 30,000 sq. ft. building and on the building costs amount to $60,935.

NOTE 11.  OTHER EMPLOYEE BENEFITS

          The Financial Accounting Standards Board issued SFAS No. 106 " Employers Accounting for Postretirement Benefits" and SFAS No. 112 "Employers Accounting for Postemployment Benefits", which changed employers' accounting for these benefits. Since the Company has no post-retirement benefits plan, and does not offer postemployment benefits, SFAS No. 106 and SFAS No. 112 are not applicable.

NOTE 12.  CONCENTRATION OF CREDIT RISK

          The Company maintains a cash balance in a financial institution in excess of the $100,000 guarantee by the Federal Deposit Insurance Corporation (FDIC). At September 30, 1996, this excess amounted to $38,076. Substantially all of the Company's income is rental income received from two tenants. These tenants are subject to long-term lease agreements. (See Note 3)

                         HOLOBEAM, INC.
                  NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 13.  FINANCIAL REPORTING BY BUSINESS SEGMENTS

          A summary description of the Company's business segments is as follows:

          Medical Staples-Engaged in engineering and design of staples for use in internal surgery, and in the technology used to fabricate the equipment issued to apply the staples.

          Electro-Optical-Engaged in engineering and development of equipment for the semi-conductor industry. The company has discontinued efforts relating to the electro-optical segment of its business.

          Rental-Engaged in leasing to tenants, the two retail building owned by the Company at 50 A&S Drive, Paramus, New Jersey.
                                                     Revenues
                                           1996        1995         1994
          Business Segments:

          Surgical Staples            $        -   $        -   $        -
          Electro-Optical                      -            -            -
          Real Estate Rental           1,838,216    1,834,829    1,208,217
          Corporate                       18,002       60,563       31,127
                                       ---------    ---------    ---------
               Total                  $1,856,218   $1,895,392   $1,239,344
                                       =========    =========    =========
          Business Segments:                       Income (Loss)
                                           1996        1995          1994
          Surgical Staples            $ (219,001)  $ (120,833)  $  (63,917)
          Electro-Optical                      -            -            -
          Real Estate Rental           1,577,254    1,554,791    1,039,687
                                       ---------    ---------    ---------
           Total                       1,358,253    1,433,958      975,770
                                       ---------    ---------    ---------
          General and Administrative
          Expenses                      (253,146)    (304,192)    (258,833)
          Interest Expense              (607,719)    (626,638)    (715,689)
          Other Income (Expense)          18,002       60,462       31,003
          Cumulative Effect of Change in
           Accounting Tax Expense              -            -      524,586
          Income Tax Expense            (208,956)    (228,996)         (50)
                                       ---------    ---------     --------
            Total                     (1,051,819)  (1,099,364)    (418,983)
                                       ---------    ---------     --------
          Net Income                 $   306,434   $  334,594   $  556,787
                                       =========    =========     ========
          Business Segments:                     Identifiable Assets
                                           1996         1995         1994
          Surgical Staples            $   61,729   $   37,312  $    18,164
          Electro-Optical                 26,442       35,739       48,155
          Real Estate Rental           6,885,752    7,126,240    5,836,453
          Corporate and Other
           Non-segment Items             769,691    1,732,671    1,553,417
                                       ---------    ---------    ---------
               TOTAL ASSETS           $7,743,614   $8,931,962   $7,456,189
                                       =========    =========    =========
                              F-15

                         HOLOBEAM, INC.
                  NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



NOTE 14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                   SCHEDULE V
                         HOLOBEAM, INC.
                     PROPERTY AND EQUIPMENT
                SEPTEMBER 30, 1994, 1995 AND 1996
                                Balance at                          Balance at
                                 Beginning                             End of
    CLASSIFICATIONS               Of Year   Additions  Retirements      Year

Year Ended September 30, 1994:

Machinery and Equipment           $ 56,736    $ 22,504   $ 12,013    $ 67,227
Furniture and Fixtures               2,258           0          0       2,258
                                    ------      ------     ------     -------
TOTAL                             $ 58,994    $ 22,504   $ 12,013    $ 69,485
                                    ------      ------     ------     -------
Year Ended September 30, 1995:

Machinery and Equipment           $ 67,227    $      0   $      0    $ 67,227
Furniture and Fixtures               2,258           0          0       2,258
                                    ------      ------     ------      ------
TOTAL                             $ 69,485    $      0   $      0    $ 69,485
                                    ------      ------     ------      ------
YEAR ENDED SEPTEMBER 30, 1996:

Machinery and Equipment           $ 67,227    $      0   $      0    $ 67,227
Furniture and Fixtures               2,258           0          0       2,258
                                    ------      ------     ------      ------
TOTAL                             $ 69,485    $      0   $      0    $ 69,485
                                    ======      ======     ======      ======



















The accompanying notes are an integral part of the financial statements.
                              F-17

                                                                  SCHEDULE VI
                         HOLOBEAM, INC.
           ACCUMULATED DEPRECIATION AND AMORTIZATION
                     PROPERTY AND EQUIPMENT
          YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                               Balance at                           Balance at
                                Beginning                              End of
     CLASSIFICATIONS             Of Year    Additions  Retirements      Year
Year Ended September 30, 1994:

Machinery and Equipment          $ 21,413    $  8,579    $  7,208    $ 22,784
Furniture and Fixtures              1,786         231           0       2,017
                                   ------      ------      ------      ------
TOTAL                            $ 23,199    $  8,810    $  7,208    $ 24,801
                                   ------      ------      ------      ------
Year Ended September 30, 1995:

Machinery and Equipment          $ 22,784    $  8,108    $      0    $ 30,892
Furniture and Fixtures              2,017         187           0       2,204
                                   ------      ------     -------      ------
TOTAL                            $ 24,801    $  8,295    $      0    $ 33,096
                                  -------      ------     -------      ------
YEAR ENDED SEPTEMBER 30, 1996:

Machinery and Equipment          $ 30,892    $  8,300    $      0    $ 39,192
Furniture and Fixtures              2,204          52           0       2,256
                                  -------      ------      ------      ------
TOTAL                            $ 33,096    $  8,352    $      0    $ 41,448
                                  =======      ======      ======      ======


















The accompanying notes are an integral part of the financial statements.
                              F-18

                                                                   SCHEDULE X
                         HOLOBEAM, INC.
           SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    YEARS ENDED SEPTEMBER 30,
                                         1996        1995          1994
Maintenance and Repairs                $   945     $   964       $13,529

Depreciation and Amortization of
 Intangible Assets                     $56,037      $56,545      $33,789

Taxes, Other than Payroll and Income
     Tax
 Franchise                             $ 4,740      $ 3,000      $ 4,250
 Real Estate                                 0            0            0
 Other                                     300           24           13
                                        ------       ------       ------
TOTAL                                  $ 5,040      $ 3,024      $ 4,263
                                        ======       ======       ======
Royalties                              $     0      $     0      $     0

Advertising                            $     0      $     0      $     0






























The accompanying notes are an integral part of the financial statements.
                              F-19

                                                                   SCHEDULE XI
                                              HOLOBEAM, INC.
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            SEPTEMBER 30, 1996

                                                                                                                  Life
                                            Cost Capitalized   Gross Amount at                                 In Which
                              Initial          Subsequent     Which Carried At                                  Deprec.
                           Cost to Company   To Acquisition    Close of Period                     Date        in Latest
              Incumb-                Bldg &        Carrying         Bldg &                Accum.    of   Date  Income St.
              rances     Land       Improv   Improv  Costs  Land    Improv      Total     Depre.  Constr. Acqu. Computed
Improved
 Land
 Paramus,
 NJ          $       0 $218,402 $        0 $        0 $ 0 $218,402 $        0 $  218,402   $      0    -  1971  -

Improved
 Land
 Paramus,
 NJ                  0  173,565          0     60,805   0  234,370          0    234,370          0    -  1983  -

Building I
 Paramus,
 NJ Improv.  6,777,260        0    718,881  3,649,850   0        0  4,368,731  4,368,731    999,277 1958  1971  3
                                                                                                                to
                                                                                                                40
                                                                                                                years
Building
 II at
 Paramus,
 NJ                  0        0  2,592,513          0   0        0  2,592,513  2,592,513    127,410 1995  1995  30
                                                                                                                years
             ---------  -------  ---------  ---------   -  -------  ---------  ---------  ---------

            $6,777,260 $391,967 $3,311,394 $3,710,655   0 $452,772 $6,961,244 $7,414,016 $1,126,687
             =========  =======  =========  =========   =  =======  =========  =========  =========


(1)Activity for the three years                                   (2)Activity for the three years
   ended September 30, 1996 is                                        ended September 30, 1996 is
   as follows:                    1996        1995        1994                        as follows:     1996
     1995        1994
Balance at Beginning of Year  $8,424,724  $7,231,537  $7,205,801   Balance at Beginning of Year $1,937,408  $1,742,989  $1,609,503
Additions:                                                                           Additions:
  Improvements                         0           0      25,736                   Depreciation    199,987     194,419     133,486
  Acquisitions                         0   1,193,187           0                Less Retirement  1,010,708           0           0
                               ---------   ---------   ---------                                 ---------     -------   ---------
                               8,424,724   8,424,724   7,231,537

Deductions During Year:                                                  Balance at End of Year $1,126,687  $1,937,408  $1,742,989
                                                                                                 =========   =========   =========
  Retirements                  1,010,708           0           0
  Cost of Real
   Estate Sales                        0           0           0
                               ---------   ---------   ---------
Balance at End of Year        $7,414,816  $8,424,724  $7,231,537
                               =========   =========   =========


The aggregate cost for Federal income tax purposes
 at September 30, 1996 is $7,414,816.
     The accompanying notes are an integral part of these financial statements.
                                                   F-20

                                                                   SCHEDULE XII
                                           HOLOBEAM, INC.
                                    MORTGAGE LOANS ON REAL ESTATE
                                         SEPTEMBER 30, 1996

                                                                                                       Principal Amount
                                                       Periodic          Face Amount Carrying Amount   of Loans Subject to
                           Interest  Final Maturity     Payment   Prior        of       of             Delinquent Principal
                             Rate         Date           Terms    Items    Mortgage  Mortgage<F1>       or Interest
Mortgage Payable
  Building and Improvements   8.70%   February 5, 2011   $13,367   None   $1,500,000   $1,354,693      None

Mortgage Payable
  Building and Improvements   8.77%   February 5, 2011   $56,328   None   $6,000,000   $5,422,567      None
                                                                                        ---------
                                                                                       $6,777,260
                                                                                        =========

Activity for the three
  years ended September 30,
  1996 is as follows:
                                        1996            1995              1994
Balance at Beginning of Year:       $8,139,337       $7,208,283       $7,397,163
Addition During Year
  Commercial Loans                           0        1,189,675 <F2>           0
  New Mortgages                              0                0                0
                                     ---------        ---------        ---------
                                     8,139,337        8,397,958        7,397,183

Deductions During Year:
  Principal Payments                   224,902          258,621          188,900
  Mortgage Payments                  1,137,175 <F2>           0                0
                                     ---------        ---------        ---------
Balance at End of Year              $6,777,260       $8,139,337       $7,208,283
                                     =========        =========        =========

<F1>
The cost for Federal income taxes
  Purpose at 9/30/96 $6,777,260

<F2>
 The Loan was paid in full
  on November 9, 1995


   The accompanying notes are an integral part of these financial statements.