Form 10-Q
period 1996-12-31
HOLOBEAM INC
filed 1997-02-14
CIK 48105

February 14, 1997



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:  Holobeam, Inc.       File No. 0-3385

Dear Sir or Madam:

     Enclosed you will find one (1) paper format copy of Holobeam, Inc. Quarterly Report Form 10Q for the quarter ended December 31,
1996 which has been previously filed/transmitted via the EDGAR system.

     Kindly acknowledge receipt by signing the enclosed photocopy of this letter and return it to us in the enclosed stamped, self-addressed envelope.

                                   Very truly yours,



                                   W. M. Hackett
                                   Treasurer

mjb
Enc.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: December 31, 1996

COMMISSION FILE NUMBER: 0-3385


HOLOBEAM, INC.
(Exact name of Registrant as specified in its charter)

   Delaware                                           22-1840647
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  I.D. Number

   540 Ravine Court, Wyckoff, New Jersey        07841
(Address of principal executive offices)        (Zip Code)

201-445-2420
(Registrant's telephone no., including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   yes  x    no

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
312,559 Common Shares at January 16, 1997

HOLOBEAM, INC.
INDEX

PART I
PAGE NO.
Financial Statements

   Condensed Balance Sheets                  1

   Condensed Statements of Income            2

   Condensed Statements of Cash Flows        3

   Notes to Condensed Financial Statements   4

   Managements Discussion and Analysis of
   the Financial Condition and Results of
   Operations                                5, 6


PART II

   Signatures                                7

   Index of Exhibits                         8

PART I

HOLOBEAM, INC.
Condensed Balance Sheets

ASSETS


                                    Dec. 31, 1996      Sept. 30, 1996
                                    -------------      --------------
Current Assets
  Cash and Cash Equivalents           $   610,540         $   598,772
  Deferred Tax Asset                       36,069              91,800
  Prepaid Expenses                         27,160               6,312
                                       ----------          ----------
    Total Current Assets                  673,769             696,884
  Investments in Real Estate, Net       6,237,311           6,289,017
  Machinery & Equipment, Net               59,480              28,037
  Deferred Tax Asset                          -0-                 -0-
  Other Non-Current Assets                715,715             729,676
                                       ----------          ----------
  Total Assets                        $ 7,686,275         $ 7,743,614
                                       ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                    $  153,185         $   159,767
   Accrued Expenses                       110,538             112,674
   Accrued Payroll                            -0-                 -0-
   Current Portion of Long Term Debt      250,823             245,412
                                       ----------          ----------
      Total Current Liabilities           514,546             517,853
Mortgage Payable, Net of Current
   Portion                              6,467,076           6,531,848
Real Estate Commissions Payable            77,035             135,450
                                       ----------          ----------
      Total Liabilities                 7,058,657           7,185,151
Shareholders' Equity
   Common Stock                          105,260             105,260
   Paid-In-Capital                    12,399,699          12,399,699
   Accumulated Deficit               ( 9,334,670)        ( 9,418,439)
   Treasury Stock, At Cost           ( 2,542,671)        ( 2,528,057)
                                      ----------          ----------
      Shareholders' Equity               627,618             558,463
                                      ----------          ----------
      Total Liabilities and
      Shareholders Equity             $7,686,275          $7,743,614
                                      ==========          ==========

HOLOBEAM, INC.
Condensed Statement of Income

                                         3 Months Ended
                                            December 31
                                         1996              1995
                                         ----              ----
Revenue
   Rental Income                     $450,604            $450,604

   Interest Income                      6,544               8,245

   Other                                  -0-                 -0-
                                      -------             -------
      Total Revenue                   457,148             458,849


Costs and Expenses

   Rental Expenses                     64,687              52,893

   General and Administrative Expenses 70,818              71,248

   Research and Development            32,919              47,419

   Interest                           149,224             153,786

   Other                                  -0-              -0-
                                      -------             -------
      Total Costs and Expenses        317,648             325,346
                                      -------             -------

Income Before Income Taxes            139,500             133,503


Income Tax Expense                     55,731              42,645
                                      -------             -------

Net Income                           $ 83,769            $ 90,858
                                      =======             =======

Weighted Average Number of
   Shares Outstanding                 312,736             321,016


Net Income Per Share                    $0.27               $0.28
                                       ======              ======

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                     3 Months       3 Months      12 Months
                                        Ended          Ended          Ended
                                     12/31/96       12/31/95        9/30/96
                                     --------       --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)            $     83,769    $   90,858       $  306,434
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                        51,693         50,781         206,651
   Amortization                        22,545         13,650          56,037
   Decrease, (Increase) In:
     Deferred Tax Asset                55,731         42,645         203,790
     Patent and Patent
        Application Costs         (     2,940)           -0-     (    30,048)
     Accounts Receivable                  -0-          3,758           3,758
     Real Estate Brokers
        Commissions               (    58,415)           -0-     (    33,863)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses             (     8,718)    (   57,933)         20,551
   Other                          (    26,492)    (    9,338)    (       608)
                                   ----------      ---------       ---------
Total Adjustments                      33,404         43,563         426,268
                                   ----------      ---------       ---------
Net Cash Provided (Used) by
   Operating Activities               117,173        134,421         732,702
                                   ----------      ---------       ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures           (    31,430)           -0-             -0-
   Proceeds from Sale of Assets           -0-            -0-             -0-
   Other                                  -0-            -0-             -0-
                                   ----------      ---------       ---------
Net Cash Flows from Investing
   Activities                     (    31,430)           -0-             -0-
                                   ----------      ---------       ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                     (    59,360)    (   54,402)     (  224,902)
   Principal Payments on Loan
     Payable - Tandy                      -0-     (1,137,175)     (1,137,175)
   Purchase of Treasury Stock     (    14,615)    (   31,854)     (  119,393)
   Other                                  -0-            -0-             -0-
                                   ----------      ---------       ---------
Net Cash Flows Provided (Used)
   by Financing Activities        (    73,975)    (1,223,431)     (1,481,470)
                                   ----------      ---------       ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                11,768     (1,089,010)     (  748,768)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                598,772      1,347,540       1,347,540
                                   ----------      ---------       ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                  $   610,540     $  258,530      $  598,772
                                   ==========      =========       =========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

December 31, 1996



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 1996 and 1995 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 1996.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for a full year.

(1)  Material Changes in Financial Condition
          During the three months ended December 31, 1996, the Registrant recorded earnings of $83,769.00 which resulted in estimated income tax expenses. Such tax expense had the effect of reducing the Deferred Tax Asset by $55,731.00. The Registrant expects to continue the favorable earnings, which will fully utilize the net operating loss carry-forward for income tax purposes resulting in estimated income tax payments to be due during the balance of fiscal year 1997.
          The Registrant also continued funding support in connection with the surgical staple project in the amount of $32,919.00 for the period covered by this report. (Reference is made to Form 10K for the year ended September 30, 1996, Items 1(c)(ii), 1(c)(iv), 1(c)(xi) and Item 7(2).) The Registrant anticipates that animal testing of the staple may commence during the current fiscal year and that expenditures will continue to approximate $250,000.00 for the year. If these tests yield positive results, it will take significant additional time before the necessary approvals are obtained from governmental agencies before additional testing could begin. The Registrant expects to seek a business relationship with a firm experienced in the medical equipment field if this business activity gives evidence of potential success. No decision has been made at this time concerning such a relationship.

(2)  Material Changes in the Results of Operations
          The results of operations for the three months ended December 31, 1996 indicate after income tax earnings of $83,769.00 which represents a decrease of $7,089.00 when compared to the results of operations for the three months ended December 31, 1995.
          This decrease in earnings is primarily due to an increase in rental expenses of $11,794.00 resulting from parking lot repairs approximating $10,000.00. Additional repairs will not be necessary in the future beyond those routine expenses incidental to the Registrants real estate rental activities.
          The Registrant expects to continue the favorable results of operations associated with the real estate rental activities during the next twelve months as a result of the full occupancy of its rental properties.
          In addition, the Registrant expects the cash flows associated with the rental properties to continue funding the Registrants research and development activities connected with the surgical staple project. (Reference is made to Form 10K, Item 7(2) and (3) for the year ended September 30, 1996.)

PART II

HOLOBEAM, INC.
Signatures
Form 10Q
December 31, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 1997

                                   Holobeam, Inc.
                                   Registrant


                                   William M. Hackett
                                   Treasurer and Director

EXHIBIT NO.                      DESCRIPTION                      PAGE #
-----------                      -----------                      ------

(11)                        Statement re Computation of Per Common
                            Share Earnings                            9

(27)                        Financial Data Schedule