Form 10-K/A
period 1996-09-30
HOLOBEAM INC
filed 1997-03-17
CIK 48105

FORM 10 K/A

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

Date:
     12/19/96

                         HOLOBEAM, INC.

                      FINANCIAL STATEMENTS
              WITH INDEPENDENT ACCOUNTANTS' REPORT

                          YEARS ENDED
              SEPTEMBER 30, 1996, AND 1995 AND 1994

                         HOLOBEAM, INC.

                  INDEX TO FINANCIAL STATEMENTS





                                                        PAGE
INDEPENDENT ACCOUNTANTS' REPORTS                       F-1,2

FINANCIAL STATEMENTS:

BALANCE SHEETS                                        F-3, 4
 SEPTEMBER 30, 1996 AND 1995

STATEMENTS OF OPERATIONS
 SEPTEMBER 30, 1996, 1995 AND 1994                       F-5

STATEMENTS OF SHAREHOLDER'S EQUITY
 SEPTEMBER 20, 1996, 1995 AND 1994                       F-6

STATEMENTS OF CASH FLOWS
 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994           F-7

  NOTES TO FINANCIAL STATEMENTS                       F-8-17

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 1996,
 1995 AND 1994

     V    PROPERTY AND EQUIPMENT                        F-18

     VI   ACCUMULATED DEPRECIATION AND AMORTIZATION
          PROPERTY AND EQUIPMENT                        F-19

     X    SUPPLEMENTARY INCOME STATEMENT INFORMATION    F-20

     XI   REAL ESTATE AND ACCUMULATED DEPRECIATION      F-21

     XII  MORTGAGE LOANS REAL ESTATE                    F-22

All other schedules have been omitted because they are not applicable, or the information is shown in the financial statements or notes thereto.

                 INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Holobeam Inc.
Wyckoff, New Jersey

We have audited the accompanying balance sheet of Holobeam, Inc. as of September 30, 1996 and the related statements of operations, shareholders' equity and cash flows for the year then ended and the supporting schedules listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Holobeam, Inc. as of September 30, 1995 and 1994, were audited by other auditors whose report dated December 29, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 1996 and the results of its operations, shareholders' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein.

                                           FREDERICKS AND COMPANY


                                           RALPH A. FREDERICKS


Fairfield, New Jersey
December 12, 1996

                 INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Holobeam Inc.

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 1995 and 1994 and the related statements of operations, shareholders'equity and statements of cash flows for each of the three years in the period ended September 30, 1995, and the supporting schedules listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 1995 and 1994, and the results of its operations, shareholders' equity and cash flows for each of the three years then ended in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein.

                            ISRAELOW, LIPTON, GILLIO, MEYEROWITZ, & MELTZER

Union, New Jersey
December 29, 1995

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
                                                  =========   =========



The accompanying notes are an integral part of the financial statements.
                               F-3

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
                                                ==========  ==========







The accompanying notes are an integral part of the financial statements
                               F-4

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



The accompanying notes are an integral part of the financial statements.
                                    F-7

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

          The following is a condensed summary of financial information on the above publicly-held companies:

                                    Tandy Corporation             K-Mart
                                             12/31/95            1/31/96
                                        (In Millions)       (In Millions)
                                       --------------       -------------
          Current assets                     $  2,048            $  8,822
                                             --------            --------
          Total assets                          2,722              15,397
                                             --------            --------
          Current liabilities                     960               3,264
                                             --------            --------
          Total liabilities                     1,121              10,117
                                             --------            --------
          Total stockholders' equity            1,601               5,280
                                             --------            --------
          Net sales                             5,839              34,654
          Cost of sales                         3,765              26,996
                                             --------            --------
          Gross profit                          2,074               7,658
                                             --------            --------
          Income (loss) before income taxes       343                (750)
          Income taxes (benefit)                  131                (222)
                                             --------            --------
          Net income (loss)                  $    212            $   (571)
                                             --------            --------

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

NOTE 8.   LONG-TERM DEBT (CONTINUED)

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

          Rental-Engaged in leasing to tenants, the two retail building owned by the Company at 50 A&S Drive, Paramus, New Jersey.
                                                     Revenues
                                           1996        1995         1994
          Business Segments:

          Surgical Staples            $        -   $        -   $        -
          Electro-Optical                      -            -            -
          Real Estate Rental           1,838,216    1,834,829    1,208,217
          Corporate                       18,002       60,563       31,127
                                       ---------    ---------    ---------
               Total                  $1,856,218   $1,895,392   $1,239,344
                                       =========    =========    =========
          Business Segments:                       Income (Loss)
                                           1996        1995          1994
          Surgical Staples            $ (219,001)  $ (120,833)  $  (63,917)
          Electro-Optical                      -            -            -
          Real Estate Rental           1,577,254    1,554,791    1,039,687
                                       ---------    ---------    ---------
           Total                       1,358,253    1,433,958      975,770
                                       ---------    ---------    ---------
          General and Administrative
          Expenses                      (253,146)    (304,192)    (258,833)
          Interest Expense              (607,719)    (626,638)    (715,689)
          Other Income (Expense)          18,002       60,462       31,003
          Cumulative Effect of Change in
           Accounting Tax Expense              -            -      524,586
          Income Tax Expense            (208,956)    (228,996)         (50)
                                       ---------    ---------     --------
            Total                     (1,051,819)  (1,099,364)    (418,983)
                                       ---------    ---------     --------
          Net Income                 $   306,434   $  334,594   $  556,787
                                       =========    =========     ========
          Business Segments:                     Identifiable Assets
                                           1996         1995         1994
          Surgical Staples            $   61,729   $   37,312  $    18,164
          Electro-Optical                 26,442       35,739       48,155
          Real Estate Rental           6,885,752    7,126,240    5,836,453
          Corporate and Other
           Non-segment Items             769,691    1,732,671    1,553,417
                                       ---------    ---------    ---------
               TOTAL ASSETS           $7,743,614   $8,931,962   $7,456,189
                                       =========    =========    =========
                              F-16

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






























The accompanying notes are an integral part of the financial statements.
                              F-20

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
                               =========   =========   =========


The aggregate cost for Federal income tax purposes
 at September 30, 1996 is $7,414,816.
     The accompanying notes are an integral part of these financial statements.
                                                   F-21

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