Form 10-Q
period 1997-03-31
HOLOBEAM INC
filed 1997-05-15
CIK 48105

May 12, 1997



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:   Holobeam, Inc.           File No. 0-3385

Gentlemen:

      Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended March 31, 1997, which has been previously filed via the Edgar system.

      Kindly acknowledge receipt by signing the enclosed copy of this letter and returning it to us in the accompanying stamped, self-addressed envelope.

                                          Very truly yours,



                                          William M. Hackett
                                          Treasurer

mjb
Encs.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: March 31, 1997

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

                                          yes  x    no

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     311,850 Common Shares at May 1, 1997

                                HOLOBEAM, INC.
                                     INDEX


PART I                                    PAGE NO.
Financial Statements
   Condensed Balance Sheets                                    1
   Condensed Statements of Income                              2
   Condensed Statements of Cash Flows                          3
   Notes to Condensed Financial Statements                     4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                                                5 - 7

PART II
   Signatures                                                  8
   Index of Exhibits                                           9

                                        PART I

                                    HOLOBEAM, INC.
                               Condensed Balance Sheets

                                        ASSETS


                                                  March 31, 1997        Sept. 30, 1996
Current Assets
  Cash and Cash Equivalents                          $   533,627           $   598,772
  Deferred Tax Asset                                         -0-                91,800
  Prepaid Expenses                                         3,255                 6,312
    Total Current Assets                                 536,882               696,884
  Investments in Real Estate, Net                      6,187,293             6,289,017
  Machinery & Equipment, Net                              60,055                28,037
  Deferred Tax Asset                                         -0-                   -0-
  Other Non-Current Assets                               735,843               729,676
  Total Assets                                       $ 7,520,073           $ 7,743,614

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                     $    -0-           $   159,767
   Accrued Expenses                                       93,374               112,674
   Accrued Payroll                                           -0-                   -0-
   Current Portion of Long Term Debt                     256,354               245,412
      Total Current Liabilities                          349,728               517,853
Mortgage Payable, Net of Current
   Portion                                             6,400,875             6,531,848
Real Estate Commissions Payable                           77,035               135,450
      Total Liabilities                                6,827,638             7,185,151
Shareholders' Equity
   Common Stock                                          105,260               105,260
   Paid-In-Capital                                    12,399,699            12,399,699
   Accumulated Deficit                               ( 9,258,872)          ( 9,418,439)
   Treasury Stock, At Cost                           ( 2,553,652)          ( 2,528,057)
      Shareholders' Equity                               692,435               558,463
      Total Liabilities and
      Shareholders' Equity                           $ 7,520,073           $ 7,743,614

                                           1

                                    HOLOBEAM, INC.
                             Condensed Statement of Income

                                              Three Months Ended      Six Months Ended
                                                   March 31,              March 31,
                                                1997        1996        1997      1996

Revenue
   Rental Income                            $450,604    $450,604    $901,208  $901,208
   Interest Income                             4,940       2,178      11,484    10,423
   Other                                       -0-         -0-         -0-       -0-
      Total Revenue                          455,544     452,782     912,692   911,631

Costs and Expenses
   Rental Expenses                            54,709      52,893     119,396   105,786
   General and Admin. Expenses                79,382      79,241     150,200   150,489
   Research and Development                   33,972      45,446      66,891    92,865
   Interest                                  147,039     152,989     296,263   306,775
   Other                                       -0-         -0-         -0-       -0-
      Total Costs and Expenses               315,102     330,569     632,750   655,915

Income Before Income Taxes                   140,442     122,213     279,942   255,716

Income Tax Expense                            64,644      59,488     120,375   102,133

Net Income                                  $ 75,798    $ 62,725    $159,567  $153,583

Weighted Average Number of
   Shares Outstanding                        312,177     317,776     312,460   319,378

Net Income Per Share                           $0.24       $0.19       $0.51     $0.48



                                      HOLOBEAM, INC.
                            Condensed Statements of Cash Flows
                     Increase (Decrease) in Cash and Cash Equivalents

                                                3 Months         6 Months       12 Months
                                                  Ended            Ended           Ended
                                                12/31/97          3/31/97         9/30/96

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                        $    75,798        $ 159,567      $  306,434
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                                   51,693          103,386         206,651
   Amortization                                    5,615           28,160          56,037
   Decrease, (Increase) In:
     Deferred Tax Asset                           36,069           91,800         203,790
     Patent and Patent
        Application Costs                    (     2,165)      (    5,105)    (    30,048)
     Accounts Receivable                             -0-              -0-           3,758
     Real Estate Brokers
        Commissions                                  -0-       (   58,415)    (    33,863)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                        (   170,349)      (  179,067)         20,551
   Other                                           5,577       (   20,915)    (       608)
Total Adjustments                            (    73,560)      (   40,156)        426,268
Net Cash Provided (Used) by
   Operating Activities                            2,238          119,411         732,702
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                      (     7,500)      (   38,930)            -0-
   Proceeds from Sale of Assets                      -0-              -0-             -0-
   Other                                             -0-              -0-             -0-
Net Cash Flows from Investing
   Activities                                (     7,500)      (   38,930)            -0-
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                                (    60,671)      (  120,031)     (  224,902)
   Principal Payments on Loan
     Payable - Tandy                                 -0-              -0-      (1,137,175)
   Purchase of Treasury Stock                (    10,980)      (   25,595)     (  119,393)
   Other                                             -0-              -0-             -0-
Net Cash Flows Provided (Used)
   by Financing Activities                   (    71,651)      (  145,626)     (1,481,470)
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      (    76,913)      (   65,145)     (  748,768)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           610,540          598,772       1,347,540
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $   533,627        $ 533,627      $  598,772


                                HOLOBEAM, INC.
                    Notes to Condensed Financial Statements
                                   Form 10Q

                                March 31, 1997



      In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 1997 and 1996 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 1997.

      For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.

      The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for a full year.

                                HOLOBEAM, INC.
                                   Form 10Q
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                March 31, 1997


(1)   Material Changes in Financial Condition

            During the three months and six months ended March 31, 1997, the Registrant had after income tax earnings of $75,798 and $159,567, respectively. The deferred tax asset was reduced by $36,069 and $91,800 for the corresponding periods as a result of recording income tax expense in the amount of $64,644 and $120,375, respectively. The favorable results of operations for the six months ended March 31, 1997 has fully consumed the net operating loss carry-forward for income tax purposes and has resulted in estimated income taxes paid in the amount of $35,598 at March 31, 1997.
            Accounts Payable and Accrued Expenses were also reduced during the six months ended March 31, 1997 from $272,441 at September 30, 1996 to $93,374 while Working Capital increased to $187,154 from $179,031 for the same period.
            The Registrant funded research and development in the amount of $66,891 and $33,972, respectively for the three months and six months ended March 31, 1997 in connection with the surgical staple project. (Reference is made to Form 10K for the year ended September 30, 1996, Items 1(c)(ii), 1(c)(iv), 1(c)(xi) and Item 7(2).)

                                HOLOBEAM, INC.
                                   Form 10Q
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                March 31, 1997

            Elementary animal testing of the instrument and the staple have commenced during the period covered by this report and some degree of moderate success has been reported. Two instruments were used with one working well while the other was less successful.
            Since the testing and results are extremely preliminary, it would be premature to conclude that the devices will be ultimately successful and marketable. If these tests yield more favorable results, it will take significant additional time and investment before the necessary approvals are obtained from the regulatory agencies.
            It is the intention of the Registrant to await the results of additional testing before evaluating the business opportunities associated with the device and staples.
            In addition, the Registrant intents to continue funding the testing and experiments that have commenced during the six months ended March 31, 1997. Such funding is expected to total $250,000 for the year ending September 30, 1997.

      (2)   Material Changes in the Results of Operations
            The results of operation for the three months and six months ended March 31, 1997 indicate after income tax profits of $75,798 and $159,567, respectively. This income represents

                                HOLOBEAM, INC.
                                   Form 10Q
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                March 31, 1997


      increases of $13,073 and $5,984 when compared to the corresponding periods one year ago.
            The increase in earnings for the period results from decreases in interest expenses in the amount of $10,512 and a decrease in research and development expenses of $11,474.
            The Registrant expects to continue to record pre-tax income at the same rate throughout the balance of the fiscal year, principally from revenues associated with the operating leases from the Registrant's rental property. The revenues generated by the leases are expected to continue providing the cash flows required to fund the surgical staple project, which may increase as a result of the commencement of animal testing.
            During the next six months, expenditures in connection with this project may approximate $120,000 and will include expenditures for laboratory supplies, evaluation and testing, and design and engineering services, and will be charged to operations when incurred.
            It is the intention of the Registrant to continue such funding as long as testing continues to indicate positive results. The continued funding of this project is not expected to have a materially adverse effect upon the Registrant's operations during the next six months.

                                HOLOBEAM, INC.
                                  Signatures
                                   Form 10Q
                                March 31, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 1997

                                          Holobeam, Inc.
                                          Registrant


                                          William M. Hackett
                                          Treasurer and Director

HOLOBEAM, INC.
INDEX OF EXHIBITS



EXHIBIT NO.        DESCRIPTION                                    PAGE #
-----------        -----------                                    ------

(11)               Statement re Computation of Per Common
                   Share Earnings                                    9

(27)               Financial Data Schedule