Form 10-Q
period 1997-06-30
HOLOBEAM INC
filed 1997-08-14
CIK 48105

August 15, 1997



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:  Holobeam, Inc.           File No. 0-3385

Gentlemen:

     Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended June 30, 1997, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: June 30, 1997

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

             307,585 Common Shares at August 2, 1997

                         HOLOBEAM, INC.
                              INDEX

PART I                             PAGE NO.
Financial Statements
   Condensed Balance Sheets                                     1
   Condensed Statements of Income                               2
   Condensed Statements of Cash Flows                           3
   Notes to Condensed Financial Statements                      4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                                               5 - 7

PART II
   Signatures                                                   8
   Computation of Earnings Per Common Share                     9
   Index of Exhibits                                           10

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                    June 30, 1997   Sept. 30, 1996
                                    -------------   --------------
Current Assets
  Cash and Cash Equivalents             $ 568,172      $   598,772
  Deferred Tax Asset                          -0-           91,800
  Prepaid Expenses                         23,408            6,312
                                       ----------       ----------
    Total Current Assets                  591,580          696,884
  Investments in Real Estate, Net       6,137,275        6,289,017
  Machinery & Equipment, Net               58,380           28,037
  Deferred Tax Asset                          -0-              -0-
  Other Non-Current Assets                692,139          729,676
                                       ----------       ----------
  Total Assets                        $ 7,479,374      $ 7,743,614
                                       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                    $      -0-       $  159,767
   Accrued Expenses                        87,955          112,674
   Accrued Payroll                            -0-              -0-
   Current Portion of Long Term Debt      258,108          245,412
                                        ---------        ---------
      Total Current Liabilities           346,063          517,853
Mortgage Payable, Net of Current
   Portion                              6,337,105        6,531,848
Real Estate Commissions Payable            77,035          135,450
                                        ---------        ---------
      Total Liabilities                 6,760,203        7,185,151
                                        ---------        ---------
Shareholders' Equity
   Common Stock                           105,260          105,260
   Paid-In-Capital                     12,399,699       12,399,699
   Accumulated Deficit                ( 9,167,936)     ( 9,418,439)
   Treasury Stock, At Cost            ( 2,617,852)     ( 2,528,057)
                                       ----------       ----------
      Shareholders' Equity                719,171          558,463
                                       ----------       ----------
      Total Liabilities and
      Shareholders Equity             $ 7,479,374      $ 7,743,614
                                       ==========       ==========

                               HOLOBEAM, INC.
                        Condensed Statement of Income


                                   Three Months Ended      Nine Months Ended
                                        June 30,              June 30,
                                      1997      1996        1997       1996
                                      ----      ----        ----       ----
Revenue
   Rental Income                   $450,605  $450,055  $1,351,813 $1,351,813
   Interest Income                    6,877     3,274      18,361     13,697
   Other                                -0-       -0-         -0-        -0-
                                    -------   -------   ---------  ---------
      Total Revenue                 457,482   453,879   1,370,174  1,365,510
                                    -------   -------   ---------  ---------

Costs and Expenses
   Rental Expenses                   54,618    52,893     174,014    158,679
   General and Admin. Expenses       86,360    73,631     236,560    224,120
   Research and Development          32,577    63,626      99,468    156,491
   Interest                         146,115   151,750     442,378    458,525
   Other                                -0-       -0-         -0-        -0-
                                    -------   -------     -------    -------
      Total Costs and Expenses      319,670   341,900     952,420    997,815
                                    -------   -------     -------    -------

Income Before Income Taxes          137,812   111,979     417,754    367,695

Income Tax Expense                   46,875    44,707     167,250    146,840
                                    -------   -------     -------   --------

Net Income                         $ 90,937  $ 62,272  $  250,504 $  220,855
                                    =======   =======     =======    =======
Weighted Average Number of
   Shares Outstanding               309,393   315,318     311,437    318,025

Net Income Per Share                  $0.29     $0.21       $0.81      $0.69
                                      =====     =====       =====      =====

                              HOLOBEAM, INC.
                    Condensed Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents

                                         6 Months    9 Months   12 Months
                                            Ended       Ended       Ended
                                          3/31/97     6/30/97     9/30/96
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income, (Loss)                 $   159,567   $ 250,504  $  306,434
   Adjustments to Reconcile Net
   Income to Net Cash Provided
      by Operating Activities:
   Depreciation                           103,386     155,079     206,651
   Amortization                            28,160      38,340      56,037
   Decrease, (Increase) In:
      Deferred Tax Asset                   91,800      91,800     203,790
      Patent and Patent
         Application Costs            (     5,105) (    6,446) (   30,048)
      Accounts Receivable                     -0-         -0-       3,758
      Real Estate Brokers
      Commissions                     (    58,415) (   58,415) (   33,863)
   Increase, (Decrease) In
      Accounts Payable and
      Accrued Expenses                (   179,067) (  184,486)     20,551
   Other                              (    20,915) (    6,204) (      608)
                                       ----------   ---------   ---------
Total Adjustments                     (    40,156)     29,668     426,268
                                       ----------   ---------   ---------
Net Cash Provided (Used) by
   Operating Activities                   119,411     280,172     732,702
                                       ----------   ---------   ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital Expenditures               (    38,930) (   38,930)        -0-
   Proceeds from Sale of Assets               -0-         -0-         -0-
   Other                                      -0-         -0-         -0-
                                       ----------   ---------    --------
Net Cash Flows from Investing
   Activities                         (    38,930) (   38,930)        -0-
                                       ----------   ---------    --------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Principal Payments on First
      Mortgage                        (   120,031) (  182,047) (  224,902)
   Principal Payments on Loan
      Payable - Tandy                         -0-         -0-  (1,137,175)
   Purchase of Treasury Stock         (    25,595) (   89,795) (  119,393)
   Other                                      -0-         -0-         -0-
                                       ----------   ---------   ----------
Net Cash Flows Provided (Used)
   by Financing Activities            (   145,626) (  271,842) (1,481,470)
                                       ----------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS               (    65,145) (   30,600) (  748,768)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                    598,772     598,772   1,347,540
                                       ----------   ---------   ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                      $   533,627   $ 568,172  $  598,772
                                       ==========    ========   =========

                         HOLOBEAM, INC.
             Notes to Condensed Financial Statements
                            Form 10Q

                          June 30, 1997



In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 1997 and 1996 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 1997 and for the six months ended March 31, 1997.
For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for a full year.

                                  HOLOBEAM, INC.
                                     Form 10Q
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   June 30, 1997


(1)  Material Changes in Financial Condition
          During the three months and nine months ended June 30, 1997, the Registrant recorded after-tax earnings of $90,937 and $250,504 respectively. Such earnings represent improved profit performance in the amounts of $28,665 and $29,649 when compared to the corresponding periods last year.
          As previously reported, the favorable results of operations has exhausted the net operating loss carryforwards and related deferred tax assets resulting in Federal and State income tax payments of $90,897 during the nine months ended June 30, 1997, with $30,299 paid during the last three month period.
          Accounts Payable and Accrued Expenses decreased from $272,441 to $87,955 during the nine months ended June 30, 1997, assisting the increase in working capital to $245,517 at the end of the quarter.
          Funding for the Registrant's surgical staple research and development project (reference is made to Form 10K for the year ended September 30, 1996, Items 1(c)(ii), 1(c)(iv), 1(c)(xi) and Item 7(2) and to Form 10Q for the quarter ended March 31, 1997, Part I, Item (1)) totalled $32,577 and

                                 HOLOBEAM, INC.
                                    Form 10Q
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1997

     $99,468, respectively for the three months and nine months ended June 30, 1997.
          The preliminary animal testing that began during the quarter ended March 31, 1997 on the two instruments has continued to yield moderately successful results. In order to evaluate the performance of the devices, it will be necessary to perform significant additional testing and research before considering the potential business opportunities that may be present with an improved staple and instrument.
          The Registrant intends to continue funding the research, development and testing required to determine the ultimate feasibility of the project. The expenditures required during the next twelve (12) months are expected to approximate $300,000 and will be available from cash flows associated with the Registrant's real estate rental activities.

(2)  Material Changes in the Results of Operations
          The results of operations for the three months and nine months ended June 30, 1997 indicate after tax income of $90,937 and $250,504 respectively. After tax profit increased from 1996 in the amounts of $28,665 and $29,649 for the same periods.

                               HOLOBEAM, INC.
                                  Form 10Q
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations
                               June 30, 1997


          The increased earnings result primarily from reduced expenses associated with the Registrant's research and development efforts pursuant to the surgical staple project during the periods covered by this report.
          While revenues remained consistent throughout the nine months ended June 30, 1997 (principally resulting from rental income provided by the Registrant's operating leases), expenses associated with the administration and maintenance of the real estate rental activities increased moderately.
          The Registrant intends to continue to fund the activities associated with the development and testing of the surgical staple and related devices until conclusive results can be determined. The Registrant anticipates that such funding will approximately $50,000 during the next calendar quarter and may exceed $300,000 over the next twelve (12) months. Funding of this project is not expected to have a materially adverse effect upon the financial condition of the Registrant.

                                 PART II

                              HOLOBEAM, INC.
                                Signatures
                                 Form 10Q
                              June 30, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1997

                                   Holobeam, Inc.
                                   Registrant


                                   William M. Hackett
                                   Treasurer and Director

                                                        Exhibit A

                         HOLOBEAM, INC.
            Computation of Earnings Per Common Share
                            Form 10Q
                          JUNE 30, 1997



                                           Nine Months Ended
                                               June 30
                                         1997           1996
PRIMARY
   Net Income (Loss)                     $250,504      $220,855
SHARES
   Weighted Average Number of Common
      Shares of Outstanding               311,437       318,025

Primary Earnings Per Share                  $0.81         $0.69

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
(11)                          Statement re Computation of Per
                              Common Share Earnings

(27)                          Financial Data Schedule