Form 10-K
period 1997-09-30
HOLOBEAM INC
filed 1997-12-31
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 1997, Commission file number 03385

                                 HOLOBEAM, INC.

      (Exact name of registrant as specified in its charter)

Delaware
22-1840647
(State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                      Identification No.)

217 First Street, P.O. Box 287, Ho Ho Kus, NJ
07423-0287
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code 201-445-2420

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of exchange on which
          Title of each class             registered
Common Stock, Par Value $0.10 per share       Over the Counter

Securities registered pursuant to Section 12(g) of the Act:



                         (Title of Class)



                         (Title of Class)

          Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x     No

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $4,691,363.00 at December 10, 1997.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 306,010 Common Shares at December 10,1997.

               DOCUMENTS INCORPORATED BY REFERENCE.
     1.   Annual Report Form 10K for the year ended September 30,
1994.
     2.   Financial Statements for the year ended September 30,
1995.
     3.   Financial Statements for the years ended September 30,
1990 and 1989.

   PART I
Item 1.  Business
     (a) In General. The Registrant was organized in October, 1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate and in developing surgical staples and the technology used to apply the staples and was formerly engaged in developing technology for semiconductor devices until 1994 when such activities were terminated.
     b) Industry Segments. For financial information in regard to Industry Segments, reference is made to Note 13 to the Financial Statements for the years ended September 30, 1997,
1996 and 1995.
     (c)  Description of Business.
          (i)  Principal Activities and
          (ii) Status of products and Real Estate Properties.
                         Medical Staples
     The Registrant is continuing its efforts in the area of Medical Staples for use in internal surgery. Four United States Patents have been received and foreign applications have been filed on a novel staple. The staple has been produced and it is anticipated that animal tests will continue during the fiscal year ending September 30, 1998.
     A significant investment would be required if the Registrant were to pursue this area of business. The Registrant may seek a relationship of some sort with a firm active in the medical equipment area. However, no decision as to such a relationship has been made at this time.
                     Semiconductor Technology
     The Registrant had obtained a United States patent covering technology for the deposition of thin films of semiconductor materials, e.g., III-V materials such as binary or ternary semiconductor materials, on suitable substrates. Contracts to investigate the technology involved were given by the Solar Energy

 Research Institute (S.E.R.I.) of the United States Department of Energy (USDOE) to Brown University. This work, in order to support the length of research required to test the theories, was to test the quality of the materials and potential applications and the funds were supplied by the USDOE on the Solaris Solar Research program, Grant #DE-FG02-84C410203. Subsequently, Brown University performed additional investigations of the applications of the technology supported by the USDOE under the University Participation Program, Contract #XB5-05009-5. These investigations showed that the film deposition rates with the technology were faster than with conventional liquid phase epitaxy and were of high quality. However, variations in film thickness along the direction of flow were observed. If such variation cannot be solved, it would limit the possible commercial use of the technology. Further investigation of the technology by Brown University has ceased as governmental support for their research has terminated. The Registrant has no direct knowledge at this time of other research taking place using its technology. There is no assurance that the technology in question will find commercial application. During 1993 the Registrant expended $37,615.00 toward development of semiconductor technology and substantially reduced expenditures during 1994.
     During fiscal year 1994, the Registrant discontinued efforts relating to photovoltaic cells. Work in the field has moved in directions away from that of the Registrant's technology.
There has been a substantial reduction of government support in this technical area and funding that had been received by laboratories exploring the Registrant's technology has terminated.

          Real Estate Development and Rental Activities
     The Registrant has rented two buildings it owns located at A&S Drive, Paramus, New Jersey: one to The Sports Authority, Inc.
and the other to Tandy Corporation for retail purposes.
          (iii)      Raw Materials

     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities have been acquired through commercial businesses engaged in the distribution of such supplies. The materials that the Registrant would require for development of commercial production of medical staples are widely available.
          (iv) Patents.
     The Registrant has filed several patent applications and has several patents issued in connection with medical staples for use in internal surgery. These applications and patents are as follows:


No. Serial No.               Title of Invention            Issue
Date

 1. PCT/US94/02227        Staples                   03/01/94

 2. 08/512,766            Staples                   08/09/95

 3. 08/228,058            Staples                   08/29/95

 4. Canadian Pat. No.     Improved Staples (PCT NAT)03/01/94
    2,155,750

 5. European Pat. 94910801.3 Staples                03/01/94

 6. Australian Pat. 63568/94 Improved Staples       03/01/94

 7. Japanese Pat. 6-520120   Staples                03/01/94

 8. Brazilian Pat.        Staples                   03/01/94
    PCT/US94/02227

 9. 08/502,988               Staple Overlap         07/18/95

10. 07/753,116         Surgical Stapling Method     01/19/93

11. 07/934,858        Surgical Stapling Method      11/23/93

12. 08/024,501          Staples                     08/30/94

13. US Pat. #5,445,648       Staples                08/29/95

14. US Pat. #5,342,396       Staples                08/30/94

15. US Pat. #5,263,973   Surgical Stapling Method   11/23/93

     The Registrant has obtained patent protection on technology developed in the areas of epitaxial growth, peeled films and photovoltaic cells. However, there is no assurance that any revenue will be received as a result of obtaining the patents. The Patents issued to the Registrant dealing with the Semiconductor research are as follows:
     1.   U.S. Patent No. 4,396,456 "Method of Peeling
Epilayers", Melvin S. Cook.
     2. U.S. Patent No. 4,519,871 "Bubble-Mode Liquid Phase Epitaxy," Melvin S. Cook.
     3. U.S. Patent No. 4,548,658 "Growth of Lattice-Graded Epilayers," Melvin S. Cook.
     4. U.S. Patent No. 4,594,126 "Growth of This Epitaxial Films on Moving Substrates
          from Flowing Solutions," Melvin S. Cook.
     5.   U.S. Patent No. 4,594,128 "Liquid Phase Epitaxy,"
Melvin S. Cook.
     6.   U.S. Patent No. 4,597,823 "Rapid LPE Crystal Growth,"
Melvin S. Cook.
     7. U.S. Patent No. 4,633,030 "Photovoltaic Cells on Larrice-Mismatched Crystal
          Substrates," Melvin S. Cook.
             (v) Non-seasonal Business.
     The Registrant does not believe that its products are subject to material seasonal changes.
            (vi) Working Capital.
     Not relevant.
           (vii) Customers.
     Not relevant.
          (viii) Backlog.
     Not relevant.
            (ix) Governmental Contracts.  Not relevant.
             (x) Competition.

     It is presently contemplated that Registrant's activities
with respect to medical    staples, if actual commercial
activities are commenced, may be limited to licensing the technology to other firms or to forming some type of business relationship with other firms. The technology is in competition with alternative staples, some of the suppliers of which are well-established.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes.
     The obsolete style of the office building owned by the Registrant prior to and during 1991 made the attraction of suitable office tenants most difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for development of the adjacent site.
     In December 1991, the change in zoning was approved. The then existing building was rented to The Sports Authority, Inc. The market for retail space in Paramus, New Jersey area, although in recession, was not as adversely affected as was the market for office space.
     During 1994, a 30,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased by The Sports Authority, for use as a Computer City retail store. Tandy Corp. commenced paying rent in October 1994. Holobeam reimbursed Tandy Corporation $1,189,675 for the costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained.
            (xi) Research and Development.
     The Registrant discontinued engineering and development in connection with the development of technology associated with semiconductor devices during 1994 and no funds were expended in connection with these activities. During 1993 the Registrant recorded research and development costs of $37,615.00 on such technology. There have been no such costs expended during 1994, 1995 and 1996 in connection with this technology. The Registrant anticipates that no Research and Development expenditures will be made with respect to semiconductor technology during the year ended September 30, 1998.
     The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 1997, 1996 and 1995, the Registrant expended $147,562.00, $219,001.00 and $120,833.00, respectively, in connection with furtherance of this activity. Such costs have been currently expensed and consist principally of materials, supplies and costs associated with design and development.
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     If the semiconductor technology developed had ever reached production, the Registrant would have engaged an accredited, outside manufacturing firm to perform the production process.
One feature of the Registrant's technology was the absence of significant waste materials. Since the Registrant's semiconductor technology was developed, other technologies have advanced the state-of-the-art and new directions in this field have rendered the Registrant's technology less attractive.
     The Registrant's activities with regard to medical staple technology, at present, are limited to engineering, development and testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.
     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the
technology.
          (xiii) Employees.
     At September 30, 1997, the Registrant employed three persons as compared to the three persons at September 30, 1996 and three persons at September 30,
1995.
          (d) Financial Information About Foreign and Domestic Operations and Export
               Sales.
     Registrant is not engaged in foreign operations and does not export to foreign countries.
Item 2.  Properties
     The Registrant's headquarters and principal facilities are located at 217 First Street,
Ho Ho Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space on a 12 month lease that is annually renewable. The Registrant owns two office buildings of 62,000 square feet and 30,000 square feet located at 50 A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982. (Reference is made to Notes 4, 8, 9 and 10 to the Financial Statements for the fiscal year ended September 30, 1991, 1990 and 1989.)
     Pertinent information concerning the Registrant's properties is as follows. (Reference is made to Schedule XI of the accompanying Financial statements for the years ended September
30, 1997 and 1996.)
                             Building               Building
                           Paramus, NJ             Paramus, NJ

Year Acquired                      1971                1994

Gross Square Footage               62,000            30,000

Percent Leased at 9/30/95            100%                100%

Acquisition Cost               $  718,881          $2,592,513 (2)

Capital Improvements Since
   Acquisition                  $3,649,850  (1)              -0-

Total Investment               $4,587,133  (3)     $2,826,843 (4)

Mortgage Balance               $6,531,848               $   -0-

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

     In 1983, the Registrant purchased 2.799 acres of land located in Paramus, New Jersey and adjacent to the building owned by the Registrant at 50 A&S Drive. The purchase price was $173,565 which was paid in cash. Since 1983, the Registrant has incurred costs in the amount of $60,805 for various improvements and architectural work relating to development of this property. During 1992, 1991 and 1990, the Registrant spent $293,784, $78,051 and $50,667 respectively in connection with an application for a use variance for the site and various site improvements that would enable the construction of a commercial or retail building on the site. The change in zoning to retail use was approved by the Borough of Paramus in December 1991. The change in zoning to allow retail use also required new site plan approval because the change in use requires new traffic pattern studies, parking lot re-design and significant additional changes in order to comply with governmental requirements.
     In addition, the Registrant expended $964,505 through September 30, 1994 for site plan approval and changes, and toward construction of a building on the site. No depreciation or amortization was recorded until the building and site were put into service. During October 1994, construction was completed by Tandy Corporation of a retail building on the Registrant's site. The building is now being used for a Computer City retail store. (Reference is made to Note 13 to the Registrant's 1994 Financial Statements and to Item 1, Part X of the 1994 Form 10K.) The source of funds for any additional improvements will be the cash and cash equivalents reflected on the Balance Sheet, and if necessary, the Cash Flows associated with the Rental Income generated by the Operating Leases. (Reference is made to Note 3 of the accompanying Financial Statements for the years ended September 30, 1997 and 1996.)
     The zoning change approval allowed for retail use of the property and significantly enhanced the opportunities for attracting a suitable tenant for the site.
     When purchased, the site adjacent to the building owned by the Registrant, was 12 (twelve) feet below the acceptable construction level and required significant amounts of fill together with site engineering costs to acquire site plan approval for a building from the appropriate governmental regulatory authorities.
     In addition, the Registrant expended funds to change the zoning of the property from office use to retail use. This change in zoning allowed the Registrant to seek tenants who were engaged in retail operations for the site and resulted in the October 1994 tenancy of Computer City. (Reference is made to
Note 12 of the accompanying Financial Statements.)
     The Registrant was not able to lease the property since the original site plan allowing office use was approved until the Computer City occupancy of October 1994 for retail use. The market for office space has seen significant decline during the years ended September 30, 1990, 1991, 1992, 1993 and 1994. The vacancy rate for such space had reached 28% during the year ended September 30, 1994 and 1993, respectively for the area in which the Registrant competes, Bergen County, New Jersey.
     The occupancy rate for the building owned by the Registrant and under lease to The Sports
Authority Inc. for the past five (5) years is as follows:
                         1997         100%
                         1996         100%
                         1995         100%
                         1994         100%
                         1993         100%

     The building owned by the Registrant and under lease to Tandy Corp. has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made in 1995.
                                     1994        1993      1992
                                     ----        ----      ----
Zoning Changes and Site Plan Approvals:
   Legal Fees                      $ 2,859   $ 10,093  $ 15,840
   Governmental Fees                11,827     55,811    19,990
   Engineering                      11,049     39,171    57,954
   Paramus Park                        -0-       -0-    200,000
                                   -------   --------  --------
      Total Related Costs          $25,735   $105,075  $293,784
                                   =======   ========  ========

     The payment of $200,000 during 1992 to Paramus Park, a retail shopping mall adjacent to the site currently being developed by the Registrant, was a one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in connection for professional services rendered to obtain governmental approvals.
     No payments to affiliated parties were made in connection with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval.
Any payments to affiliated parties are unrelated to the cost of such activities and are detailed and disclosed in Item 11 (d) of this report.
Item 3.  Legal Proceedings.
     There are no legal proceedings of a material nature to which the Registrant is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission to Matters to a Vote of Security Holders.
     None.
                                12

                              PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder
         Matters.
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price offered by Walsh Manning Securities Inc., New York, New York on December 10, 1997 was $11.00 per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 10, 1997 was 685.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 1997 or 1996 fiscal year. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
     (d)  Changes in Securities.
     (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989.

Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
     The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows:
(Source: National Quotation Bureau). (On July 18, 1993, the Company shares were deleted from NASDAQ.)

                                     1997                1996
                                     ----                ----
                                   high  low           high  low
                                   ----  ---           ----  ---

Quarter Ended Dec. 31          11.00     11.00        10.50  9.00

Quarter Ended Mar. 31          11.00     11.00        11.00  9.00

Quarter Ended June 30          11.00     11.00        11.00 11.00

Quarter Ended Sept. 30         11.00     11.00        11.00 11.00

     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.
Item 6.  Selected Financial Data.
     Financial information for the five-year period commencing
October 1, 1992 and ending September 30, 1997 is presented below.



                          HOLOBEAM, INC.
                SUMMARY OF SELECTED FINANCIAL DATA
                FOR THE YEARS ENDED SEPTEMBER 30,

                                                                 Restated
                                1997        1996        1995        1994     1993
                                ----        ----        ----        ----     ----
Gross Income                $1,873,382  $1,856,218  $1,895,392  $1,239,344  $1,178,572

Net Income (Loss)              303,882     306,434     334,594     556,787     222,642

Weighted Average Number of
  Common Share Outstanding     310,426     316,992     323,596     335,211     342,906

Earnings Per Share (Loss)        $0.98       $0.97       $1.03       $1.66       $0.65

Total Assets                 7,552,667   7,743,614   8,931,962   7,456,189   7,251,966

Long-Term Debt               6,310,060   6,667,298   6,946,564   7,002,162   7,208,283

Shareholders' Equity           748,020     558,463     371,422      68,070    (317,631)

Gross Rental Income          1,845,509   1,838,216   1,834,829   1,208,217   1,156,167

Net Rental Income            1,578,010   1,577,254   1,554,791   1,039,686   1,013,412



Item 7.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations.
     (1)  Liquidity.
          The Registrant funded construction site preparation, engineering and site plan approvals for a 30,000 sq. ft. building presently occupied by Tandy Corporation as a Computer City retail store. Total costs related to the building construction amounted to $2,592,513 and the building was placed in service during the fiscal year ended September 30, 1995. (Reference is made to the Registrant's Annual Report, Form 10K for the year ended September 30, 1994,
Item 1(c), Item 2 and to Note 3 to the Registrant's financial statements for the year ended September 30, 1995.)
          These construction costs were funded in part by the proceeds of the First Mortgage on the 62,000 sq. ft. building owned by the Registrant (and occupied by The Sports Authority), in part by the Tenant allowance for construction pursuant to the lease agreement and by cash flows associated with the operating leases for both buildings.
          Gross Rents and net rental income associated with the operating leases on the properties of the Registrant are sufficient to provide the cash flows necessary to fund the Registrant's operations. The lease terms expire in 2009 (Tandy Corporation) and 2012(The Sports Authority) and include options for renewal. In the event that the lease options are exercised, revenue will continue beyond 2009 and 2012.
          Total minimum future rental income associated with these leases approximates $30,036,000.00 and should be adequate to fund the Registrant's real estate rental activities and to provide the cash flows necessary to fund the surgical staple development and engineering project.

     (2)  Capital Resources
          Since building construction has been completed, the Registrant does not anticipate future additional capital requirements for the rental properties other than those that are routine and incidental to its rental operations. Expenses are expected in connection with maintenance, insurance and taxes, but no major capital projects are planned at this time.
          The Registrant expects to continue to fund the development and engineering associated with its activities with the medical staples technology. Animal testing is expected to continue during 1998 and results will be evaluated before additional testing occurs. The Registrant expects that the maximum funding requirement during 1998 in connection with the development, engineering and testing will approximate $250,000.00 and will be funded from cash flows provided by the real estate rental activities. No revenues are projected in connection with the medical staples technology during 1998.

     (3)  Results of Operations.
          (a) The results of operations for the year ended September 30, 1997 indicate after tax income of $303,882.00 as compared to $306,434.00 for the fiscal year ended September 30, 1996. The Registrant has experienced consistent results of operations since the real estate rental properties have been 100% occupied and under favorable operating lease agreements. Because the buildings are under lease to The Sports Authority and to Tandy Corporation, such revenues are expected to continue to be uniform through 2009 when the Tandy lease expires. Costs are also expected to remain at present levels during the short term.
          Long Term, the Registrant expects costs to increase, particularly with liability insurance, during the life of the leases. It is also expected that maintenance costs may increase as the buildings mature and may require more substantial and costly repairs. Funding of these costs is not expected to have a materially adverse effect upon the results of operations during the term of the leases.
          As previously discussed, the Registrant also expects to fund engineering and development activities associated with its medical staple technology in the maximum amount of $250,000.00 during 1998 which will be supported by the cash flows associated with the real estate rental activities. The Registrant funded the medical staples technology development in the amount of $147,562.00 during the year ended September 30, 1997
          (b) The results of operations for the year ended September 30, 1996 indicate after-tax income of $334,594.00 for 1995. Performance for the two years remained relatively stable resulting from revenues received under the operating leases of The Sports Authority, Inc. and Tandy Corp. Since the buildings are 100% occupied and will remain so until 2009, revenues are expected to continue to be uniform through 2009. Costs associated with the operating leases are expected to remain at present levels throughout the terms of the leases with the exception of costs associated with business liability insurance in connection with the leasing activities, which are expected to rise with inflation and risk factors.
          The Registrant expects to continue to fund research and development costs associated with the surgical staple project and such costs increased from $120,833.00 in 1995 to $219,001.00 in 1996. This increase resulted from additional expenditures for purchases of materials, supplies and design and drafting services during 1996. The Registrant expects to continue to fund the development during 1997 and anticipates that such expenditures will approximate $250,000.00 during 1997.
          At present, the fabrication and experiments being performed by the Registrant in connection with the surgical staples project are limited to engineering, design and development of staple design and to design of equipment to apply the staples. Such work may progress to animal testing during 1997 and if started, may take substantial time before conclusive results can be evaluated.
          The Registrant expects to fund the 1997 portion of the project's requirements from cash flows associated with the real estate rental activities of the Registrant's business.
          (c) The results of operations for the year ended September 30, 1995 indicate a profit of $334,594.00 as compared to income of $32,201.00 (before cumulative effect of change in Accounting Principle) for 1994. (Reference is made to Note 2 of the accompanying Financial Statements for the year ended September 30, 1995.) Income before provision for income taxes increased $531,339.00 when compared to $32,251.00 for 1994. The improved performance resulted from rental income associated with the operating lease on the 30,000 sq. ft. building occupied by Tandy Corporation. The operating lease generated an increase in gross rentals of approximately $626,600.00 during 1995 as compared to 1994 and is expected to continue and increase for the term of the lease.
          Expenses associated with Registrant's rental activities increased from $168,531.00 in 1994 to $280,038.00 in 1995. These increased costs resulted primarily from increased depreciation expense associated with the building that was put into service during 1995 in the amount of $60,935.00 and increased legal fees associated with the administration of the real estate rental activities and lease preparation activities. Such increase approximates $31,695.00. The remainder of the annual increase results from increases in expenses incident and necessary to the Registrant's business and activities associated with real estate development.
          Research and development costs in connection with the Registrant's medical staple development project approximated $120,800.00 for 1995 which represents an increase of $56,900.00 when compared to the 1994 expenditures. The increase is associated with an increase in supplies and materials, including sample raw materials and supplies, used to perform the development activity. Such increase approximated $49,900.00 during 1995. No revenues were earned in connection with the medical staples activities during 1995 or 1994.

          The Registrant anticipates that revenues associated with the real estate rental phase of its operations will be sufficient to fund the planned research and development efforts in connection with the medical staples.

Item 8.  Financial Statements and Supplemental Data.
     Financial statements, supplementary financial information and Accountant's Report are filed with this report. (See Financial Statements and reports thereon of Fredericks and Company for 1996 and 1997.)
Item 9.  Disagreements on Accounting and Financial Disclosure.
     None.
                             PART III
Item 10.  Directors and Executive Officers of the Registrant.
     (a) The following Table identifies each Director of the Registrant and indicates his position with the Registrant, the duration of his term as Director and the date when he was first elected.
                                                       Date First
Name and Age       Title                      Term       Elected
-----------------------------------------------------------------
Melvin S. Cook     Chairman of the Board   1999 Annual     1968
Age 66             President of Registrant   Meeting

Martin R. Infante  Secretary of Registrant 1997 Annual     1976
Age 65 (1)                                   Meeting

William M. Hackett Treasurer of Registrant 2000 Annual     1984
Age 54                                       Meeting

Beverly Cook  Office Manager of Registrant 1998 Annual     1995
Age 61                                       Meeting

(1) Martin R. Infante, Secretary of the Registrant and member of the Board of Directors served the Registrant in such capacities until his death while in office during the year ended September
30, 1997.

     (b) The following Table represents the name and age of each officer of the Registrant, the positions and offices held by each, the term of each office and the period which each has served in the indicated office.

                                                       Date First
Name and Age      Title                   Term           Elected
-----------------------------------------------------------------
Melvin S. Cook     Chairman of the Board      Annual       1968
Age 66

William M. Hackett Secretary and Treasurer of Annual       1975
Age 54              the Registrant

Martin R. Infante (1)Secretary of the Registrant   Annual  1980
Age 65

(1) Martin R. Infante, Secretary of the Registrant and member of the Board of Directors of the Registrant served in such capacities until his death during the year ended September 30, 1997.

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

Martin R. Infante(1)Principal, Martin Infante Associates, a  None
                    construction contractor for more than 30
                    (thirty) years, Principal, Martin Infante
                    Agency, an insurance agency whose cli-
                    entele has a large representation in the construction industry, for more than 30 (thirty) years. Secretary of Registrant since 1980. Director of Registrant since 1976.

(1) Martin R. Infante, Secretary of the Registrant and member of the Board of Directors of the Registrant served in such capacities until his death during the year ended September 30, 1997.

                                                     Other
Name                Business Experience/Occupation   Directorship
-----------------------------------------------------------------
William M. Hackett  Vice President of Registrant from       None
                    August 23, 1975 until June 1, 1981 and
                    Controller of Registrant and member of
                    accounting staff from October 1973 to
                    August 1975.  Treasurer of Registrant
                    from June 1981 to present.  Vice
                    President of CMA Co., Inc. from
                    November 1986 to Present.

Beverly Cook      Office Manager of Registrant from June 1,  None
                  1981 until present.  Married to Melvin S.
                  Cook, President and Chairman of the
                  Board of Directors.

          (f)  Not applicable.
Item 11.  Management Compensation.
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 1997 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000.00, and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.

                                           HOLOBEAM, INC.
                                              Form 10K
                                     Summary Compensation Table
                                         September 30, 1997



                                                         Long Term Compensation
Name and                   Annual Compensation                  Awards              Payouts      All Other
Principal Position   Year   Salary   Bonus     Other  Restricted Stock  SUO/SARS   LTIP Payouts  Compensation
------------------   ----   ------   -----     -----  ----------------  --------   ------------  ------------
Melvin S. Cook       1997  $250,000    -0-      -0-           -0-            -0-       -0-            -0-
President and CEO    1996   200,000    -0-      -0-           -0-            -0-       -0-            -0-
and Director         1995   200,000    -0-  $70,857           -0-            -0-       -0-            -0-

William M. Hackett   1997    17,550    -0-      -0-           -0-            -0-       -0-            -0-
 Treasurer and       1996    17,550    -0-      -0-           -0-            -0-       -0-            -0-
 Director            1995    17,550    -0-      -0-           -0-            -0-       -0-            -0-

Martin R.Infante<F2> 1997      -0-     -0-      -0-           -0-            -0-       -0-          9,999
 Secretary and       1996      -0-     -0-      -0-           -0-            -0-       -0-         29,984
 Director            1995      -0-     -0-      -0-           -0-            -0-       -0-         28,135

Beverly Cook<F1>     1997    75,000    -0-      -0-           -0-            -0-       -0-            -0-
                     1996    54,167    -0-      -0-           -0-            -0-       -0-            -0-
                     1995    28,000    -0-      -0-           -0-            -0-       -0-            -0-

All Officers and     1997   342,550    -0-      -0-           -0-            -0-       -0-          9,999
Directors as a       1996   271,717    -0-      -0-           -0-            -0-       -0-         29,984
Group                1995   245,550    -0-   70,857           -0-            -0-       -0-         28,135


<F1>    Beverly Cook was elected to the Board of Directors on
August 19, 1995.
<F2>   Martin Infante performed services for the registrant as
landlord and insurance broker. See Item 11(D) of this report. Mr. Infante died during the year ended September 30, 1997

Item 11 (cont'd.)
     The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant. The "other" compensation paid to Mr. Cook in 1995 represents interest on unpaid salary accrued from 1989 through 1993.
     Mr. Infante received no compensation as an employee of the Registrant. The amounts paid to Mr. Infante were in connection with his services performed as insurance agent and landlord. During 1997, Mr. Infante's payments were limited to rental payments amounting to $9,999.00. (Reference is made to Notes 4 and 6 to the accompanying Financial Statements and to Item 11 (d) of this report.)
     (a) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 1997, 1996 and 1995.
     (b) The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000.00 as well as all officers and directors as a group since October 1, 1996.
                            All Directors and Officers as a Group
Options Granted                                      0
Options Exercised                                    0
Unexercised Options Held at 9/30/97                  0
     (d) During the fiscal year of the Registrant ended on September 30, 1997, the Registrant utilized the services of Mr. Infante as a landlord. In the opinion of the Registrant, the amounts paid to Mr. Infante in respect to the foregoing were in all cases fair to the Registrant and were consistent with the amount which would have been paid had the transaction occurred with unaffiliated parties. (Reference is made to Notes 4 and 5 to the Financial Statements of the Registrant for the years ended September 30, 1997, 1996 and 1995.)

     The amounts paid to Mr. Infante during the three most recent fiscal years ended September 30 are presented below:
                                    1997         1996        1995
Rent Expense                     $ 9,999     $10,908      $10,908
Insurance                          -0-        19,076       17,227
                                  ------      ------       ------
Total Payments                   $ 9,999     $29,984      $28,135
                                  ======      ======       ======

                             PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and
Management.
     (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 10, 1997 is as follows:
Title of Class        Name & Address   Amount Owned   % of Class
-----------------------------------------------------------------
Common Stock, Par     Melvin S. Cook        123,497         40.4%
Value $0.10 Per Share 540 Ravine Court
                      Wyckoff, NJ  07481

Common Stock, Par     Beverly Cook           95,000         31.0%
Value $0.10 Per Share 540 Ravine Court
                      Wyckoff, NJ  07481

     (b) The stockholding of Officers and Directors as a group as of December 10, 1997 are as follows:
Title of Class           Amount Beneficially Owned     % of Class
-----------------------------------------------------------------
Common Stock, Par Value                218,497             71.4%
$0.10 Per Share

     (c) There are no contractual arrangements that might result in a change of control of Registrant.

Item 13.  Certain Relationships and Related Transactions.
     Martin R. Infante, Secretary and Director provides services to the Registrant in his capacity as a principal in the Martin
Infante Insurance Agency and as a landlord.
     During the three most recent fiscal years, the amounts paid to Mr. Infante in connection with such services were as follows:

                                    1997         1996        1995
Rent Expense                     $ 9,999      $10,908     $10,908
Insurance                            -0-       19,076      17,227
                                  ------       ------     -------
Total Payments                   $ 9,999      $29,984     $28,135
                                  ======       ======      ======

     Reference is made to Item 11 (d) of this report and to Notes
4 and 6 to the accompanying Financial Statements for the year ended September 30, 1997.

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

                          HOLOBEAM, INC.
                             Form 10K
                        September 30, 1997

                            Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant     Holobeam, Inc.

By   William M. Hackett

Date December 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     Melvin S. Cook
     President and Chairman of the Board

Date:     December 12, 1997



By:  William M. Hackett
     William M. Hackett
     Director and Treasurer

Date:     December 19, 1997



By:  Beverly Cook
     Beverly Cook
     Director

Date:     December 12, 1997

                                HOLOBEAM, INC.

                             FINANCIAL STATEMENTS
                     WITH INDEPENDENT ACCOUNTANTS' REPORT

                                 YEARS ENDED
                     SEPTEMBER 30, 1997, AND 1996 AND 1995

HOLOBEAM, INC.

INDEX TO FINANCIAL STATEMENTS





                                                                    PAGE
INDEPENDENT ACCOUNTANTS' REPORT                                      F-1

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                   F-2,3
    SEPTEMBER 30, 1997 AND 1996

  STATEMENTS OF OPERATIONS                                           F-4
    SEPTEMBER 30, 1997, 1996 AND 1995

  STATEMENTS OF SHAREHOLDERS' EQUITY                                 F-5
    SEPTEMBER 30, 1997, 1996 AND 1995

  STATEMENTS OF CASH FLOWS                                           F-6
    SEPTEMBER 30, 1997, 1996 AND 1995

  NOTES TO FINANCIAL STATEMENTS                                   F-7-17

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 1997,
    1996 AND 1995

   V   PROPERTY AND EQUIPMENT                                        F-18

   VI  ACCUMULATED DEPRECIATION AND AMORTIZATION
        PROPERTY AND EQUIPMENT                                      F-19

   X   SUPPLEMENTERY INCOME STATEMENT INFORMATION                    F-20

   XI  REAL ESTATE AND ACCUMULATED DEPRECIATION                      F-21

   XII MORTGAGE LOANS REAL ESTATE                                   F-22

ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE, OR THE INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES
THERETO.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Holobeam Inc.
Wyckoff, New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 1997 and 1996 and the related statements of operations, shareholders' equity and statements of cash flows for the years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Holobeam, Inc. as of September 30, 1995, were audited by other auditors whose report dated December 25, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 1997 and 1996, and the results of its operations, shareholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.


  R.A. FREDERICKS & COMPANY, LLP


Montville, New Jersey
December 12, 1997

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996



                                    ASSETS

                                                         1997           1996
                                                         ----           ----
CURRENT ASSETS
      Cash (including equivalents of $227,732
       in 1997 and $467,705 in 1996)                  $ 365,308   $   598,772
      Short-term Investments                            400,000             -
      Accrued Interest                                    4,051             -
      Deferred Tax Asset                                      -        91,800
      Prepaid Income Taxes                                3,196             -
      Prepaid Expenses                                    6,452         6,312
                                                     ----------     ---------
TOTAL CURRENT ASSETS                                    779,007       696,884
                                                     ----------     ---------
PROPERTY AND EQUIPMENT-COST
      Real Estate:
        Land                                            452,772       452,772
        Buildings and Building Improvements           6,961,244     6,961,244
                                                     ----------     ---------
      TOTAL                                           7,414,016     7,414,016

      Machinery and Equipment                            66,939        67,227
      Furniture and Fixtures                             12,657         2,258
                                                     ----------     ---------
      TOTAL                                           7,493,612     7,483,501

Less: Accumulated Depreciation and Amortization       1,354,980     1,166,447
                                                     ----------     ---------
PROPERTY AND EQUIPMENT-NET                            6,138,632     6,317,054
                                                     ----------     ---------
OTHER ASSETS
    Patents and Patent application cost, net of
    accumulated amortization of $190,668 in 1997
       and $176,881 in 1996                              83,862        88,171
      Deferred Charges                                  551,166       592,275
      Other Receivables                                       -        49,230
                                                      ---------     ---------
TOTAL OTHER ASSETS                                      635,028       729,676
                                                      ---------     ---------
TOTAL ASSETS                                        $ 7,552,667   $ 7,743,614
                                                      =========    ==========




   The accompanying notes are an integral part of the financial statements.
                                      F-2

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996




                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1997           1996
                                                        ----           ----
CURRENT LIABILITIES
      Mortgage Payable-Current Portion               $  267,783   $   245,412
      Accounts Payable                                  116,172       159,767
      Franchise Taxes Payable                             8,593         4,345
      Income Taxes Payable                                    -         2,000
      Other Accrued Expenses                            102,039       106,329
                                                       --------    ----------
TOTAL CURRENT LIABILITIES                               494,587       517,853
                                                      ---------    ----------
LONG-TERM DEBT
     Mortgage Payable (Net of Current Portion)        6,264,065     6,531,848
     Real Estate Commissions Payable                     45,995       135,450
                                                      ---------     ---------
TOTAL LONG-TERM LIABILITIES                           6,310,060     6,667,298
                                                      ---------     ---------
TOTAL LIABILITIES                                     6,804,647     7,185,151
                                                      ---------     ---------
SHAREHOLDERS' EQUITY
      Common Stock, Par Value $.10 Per Share
       Authorized 2,000,000 Shares
      Issued 1,052,598 in 1997 and 1996                 105,260       105,260
      Additional Paid in Capital                     12,399,699    12,399,699
      Accumulated Deficit                            (9,114,557)   (9,418,439)
                                                     ----------    ----------
TOTAL                                                 3,390,402     3,086,520

    Less: Cost of Shares in Treasury (746,573
       in 1997 and 739,079 in 1996)                  (2,642,382)   (2,528,057)
                                                     ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                              748,020       558,463
                                                     ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $7,552,667    $7,743,614
                                                     ==========    ==========










    The accompanying notes are an integral part of the financial statements
                                    F-3

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                              1997         1996        1995
                                              ----         ----        ----
REVENUES
      Rental Income                        $1,845,509  $1,838,216  $1,834,829
      Interest Income                          27,873      18,002      60,519
      Other                                         -           -          44
                                            ---------   ---------  ----------
TOTAL                                       1,873,382   1,856,218   1,895,392
                                            ---------   ---------  ----------

COSTS AND EXPENSES
      Rental Expense                          267,499     260,962     280,038
      General Expense                         347,556     253,146     304,192
      Interest Expense                        587,061     607,719     626,638
      Research and Development                147,562     219,001     120,833
      Other                                    10,022           -         101
                                            ---------   ---------   ---------
TOTAL                                       1,359,700   1,340,828   1,331,802
                                            ---------   ---------   ---------
INCOME BEFORE INCOME TAXES                    513,682     515,390     563,590

INCOME TAX EXPENSE                            209,800     208,956     228,996
                                            ---------  ----------  ----------
NET INCOME                                  $ 303,882  $  306,434  $  334,594
                                            =========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  310,426     316,992     323,596
                                            ---------  ----------  ----------
EARNINGS PER SHARE                          $     .98  $      .97   $    1.03
                                            =========  ==========  ==========










   The accompanying notes are an integral part of the financial statements.
                                      F-4

HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



                                                        Additional
                                      Common Stock       Paid-In      Accumulated      Treasury Stock
                                   Shares     Amount     Capital        Deficit      Shares    Amount
                                   ------     ------    ----------    -----------    ------    ------
BALANCE, SEPTEMBER 30, 1994        1,052,598  $105,260  $12,399,699  $(10,059,467)  727,421  $2,377,422

      Net Income                                                          334,594

      Purchase of Treasury Stock                                                      3,034      31,242
                                   ---------  --------  -----------  ------------   -------  ----------
BALANCE, SEPTEMBER 30, 1995        1,052,598  $105,260  $12,399,699  $ (9,724,873)  730,455  $2,408,664

      Net Income                                                          306,434

      Purchase of Treasury Stock                                                      8,624     119,393
                                   ---------  --------  -----------  ------------   -------   ---------
BALANCE, SEPTEMBER 30, 1996        1,052,598  $105,260  $12,399,699  $ (9,418,439)  739,079   2,528,057

      Net Income                                                          303,882

      Purchase of Treasury Stock                                                      7,494     114,325
                                   ---------  --------  -----------  ------------   -------  ----------
BALANCE, SEPTEMBER 30, 1997        1,052,598  $105,260  $12,399,699  $ (9,114,557)  746,573  $2,642,382
                                   =========  ========  ===========  =============  =======  ==========







  The accompanying notes are an integral part of the financial statements.
                                                     F-5

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                       1997         1996        1995
                                                       ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                             $303,882     $306,434  $  334,594
                                                       --------     --------  ----------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Loss on disposition of assets                        10,022            -           -
    Depreciation                                        212,487      206,651     202,714
    Amortization                                         54,895       56,037      56,545
    Patent and Patent Application Costs                  (9,477)     (30,048)    (22,168)

Increase (Decrease) in:
    Accounts Payable and Accrued Expenses               (45,637)      20,551      72,054
    Real Estate Brokers Commissions                     (89,455)     (33,863)    169,313

Decrease (Increase) in:
    Other Receivables                                    49,230            -      (5,422)
    Deferred Tax Asset                                   91,800      203,790     228,996
    Deferred Charges                                          -            -    (330,056)
    Interest Receivable                                  (4,051)       3,758      (2,115)
    Prepaid Expenses                                     (3,336)        (608)     (2,236)
                                                         -------     -------     -------
Total Adjustments                                       266,478      426,268     367,625
                                                        -------      -------     -------
Net Cash Provided by Operating Activities               570,360      732,702     702,219
                                                        -------      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of short-term investments                     (400,000)           -           -
Capital Expenditures                                    (51,587)           -   (1,193,187)
Proceeds from sale of assets                              7,500            -           -
                                                        -------       ------    ---------
Net Cash Used in Investing Activities                  (444,087)           -   (1,193,187)
                                                        -------       ------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage                   (245,412)    (224,902)    (206,121)
Purchase of Treasury Stock                             (114,325)    (119,393)     (31,242)
Proceeds of Mortgages and Loans on Real Estate-Tandy          -            -    1,189,675
Principal Payments on Loan Payable-Tandy                      -   (1,137,175)     (52,500)
                                                        -------    ---------    ---------
Net Cash Provided (Used) by Financing Activities       (359,737)  (1,481,470)     899,812
                                                        -------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (233,464)    (748,768)     408,844

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          598,772    1,347,540      938,696
                                                      ---------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $ 365,308   $  598,772   $1,347,540
                                                      =========   ==========   ==========
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                         $ 588,852   $  609,359   $  628,142
Income Taxes Paid                                     $ 124,925   $    3,041   $      150




  The accompanying notes are an integral part of the financial statements.
                                            F-6

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.   Nature of Operations

                 The Company is engaged in the rental of real property for retail use and in development of surgical staples and the technology used to apply the staples.

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

            c.   Earnings Per Share

                 Earnings per share of common stock has been computed by dividing net income by the weighted average number of common shares outstanding during the year.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            f.   Income Taxes

                 Deferred income taxes are provided on temporary differences between financial statement and income tax bases of assets and liability's. Generally, deferred tax assets are recognized in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes, but will be deductible in future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

            I.   Short-Term Investments

                 Short-term investments have an original maturity of more than three months and a remaining maturity of less than 1 year. These investments are stated at cost as it is the intent of the company to hold these securities until maturity.
NOTE 2.     INCOME TAXES

            The deferred tax assets recorded on the balance sheet as of September 30, are as follows:

                                              1997      1996       1995
            Deferred tax asset          $        -    $ 91,800   $ 295,590
            Valuation allowance                  -           -           -
                                         ---------     -------    --------
            Net deferred tax asset      $        -    $ 91,800   $ 295,590
                                         =========     =======    ========

            Net operating loss carryovers of the Company, aggregated approximately $0 at September 30, 1997, and $270,000 at September 30, 1996 and $326,716 at September 30, 1995.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 2.     INCOME TAXES (Continued)

            The sources of deferred income taxes for the years ended September 30, are as follows:

                                                1997        1996        1995

            Depreciation                 $          -$          -   $ 413,371
            Net operating loss carryover            -     270,000     326,716
                                           ----------   ---------    --------
                                         $          -   $ 270,000   $ 740,087
                                           ==========   =========    ========

            The difference between the statutory federal income tax
            rate on income before income taxes and the company's
            effective income tax rate is as follows:
                                               1997        1996        1995

            Federal statutory income tax rate      34%          34%        34%
            State tax provisions, net of
             federal benefits                        6           6          6
            Other                                    1           1          1
                                                   ---         ---        ---
            Effective income tax expense rate       41%         41%        41%
                                                   ===         ===        ===
            Income tax expense (benefit) consisted of the following:

                                             1997       1996       1995
            Current
              Federal                    $  69,000  $    2,916  $       -
              State                         49,000       2,125          -

            Deferred
              Federal                       91,800     184,508    194,938
              State                              -      19,407     34,058
                                          --------  ----------  ---------
                                          $209,800  $  208,956  $ 228,996
                                          ========  ==========  =========

            Capital losses of the Company which approximates $0 in 1997, $0 in 1996, and $17,575 in 1995 were available to offset future capital gains. Capital losses of $17,575 expired in 1995.

            In 1997, 1996 and 1995, the net operating loss carryovers do not agree with the accumulated deficit on the balance sheets for the same periods because some net operating losses have expired and because capital losses are not included in the net operating loss carryovers.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


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

                                               1997         1996       1995
               Buildings and building improvements:
                Cost                        $6,961,244  $6,961,244 $8,424,724
                Accumulated depreciation     1,326,646   1,126,687  1,937,408
                                             ---------   --------- ----------
                Net buildings and building
                 improvements               $5,634,598  $5,834,557 $6,487,316
                                             =========   =========  =========

            The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

                 1998 $1,925,717      2003   $2,116,467       2008 $2,331,017
                 1999  1,925,717      2004    2,116,467       2009  2,331,017
                 2000  2,020,217      2005    2,225,142       2010  1,497,842
                 2001  2,020,217      2006    2,225,142       2011  1,497,842
                 2002  2,108,447      2007    2,322,194       2012  1,373,022
                                                                  -----------
                                                           Total  $30,036,467
                                                                  ===========
            Net rental income consists of the following:
                                               1997       1996        1995
            Rental income                  $1,845,509  $1,838,216  $1,834,829
            Depreciation expense             (199,959)   (199,987)   (194,419)
            Other expenses                    (67,540)    (60,975)    (85,619)
                                           ----------   ---------   ---------
            Rental income, net             $1,578,010  $1,577,254  $1,554,791
                                           ==========   =========   =========
            In 1997, 1996, and 1995, depreciation expense included all depreciation of the rental buildings and building improvements.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 3.     RENTAL INCOME UNDER OPERATING LEASES (Continued)

            The Company obtained additional mortgage financing totaling $7,500,000 in order to fund reimbursement to The Sports Authority, Inc., whose former parent company, K-Mart Corporation (K-mart Corporation is a public company and financial information regarding K-mart is publicly available) has guaranteed the incremental monthly rental payments over the remaining life of the lease. (See Note
            8).

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

            Costs associated with the 30,000 sq. ft. building are as follows:*

            Construction allowance paid to Tandy Corporation
            $1,189,675
            Costs incurred by the Company for use variance
             and site improvement (deferred until put in
             service at October 1, 1994)                             434,821
            Construction costs incurred through September 30,
            1994 (deferred until put in service at October
            1, 1994)                                                 964,505
            Construction costs incurred during 1995                    3,512
                                                                   ---------
             Total Costs of 30,000 sq. ft. building occupied
             by Tandy Corporation.                                $2,592,513
                                                                   =========

            (*) Does not include costs of improvements incurred by the tenant.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


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

            The following is a condensed summary of financial information on the above publicly held companies:

                        Tandy Corporation  The Sports Authority      K-Mart
                             12/31/96           1/28/97              1/31/97
                          (In Millions)     (In Thousands)       (In Millions)
 Current assets                   $ 1,940       $  445,111             $7,733
                                  -------       ----------             ------
 Total assets                       2,583          754,270             14,286
                                  -------       ----------             ------
 Current liabilities                1,194          269,114              3,602
                                  -------       ----------             ------
 Total liabilities                  1,318          443,850              8,214
                                  -------       ----------             ------
 Total stockholders' equity         1,265          310,317              6,072
                                  -------       ----------             ------
 Net sales                          6,285        1,274,461             31,437
                                  -------       ----------             ------
 Cost of sales                      4,263          905,923             24,390
                                  -------       ----------             ------
 Gross profit                       2,022          368,538              7,047
                                  -------       ----------             ------
 Income (loss) before income taxes   (146)          48,032                330
                                  -------       ----------             ------
 Income taxes (benefit)               (54)          19,597                 68
                                  -------       ----------             ------
 Minority Interest                      -           (1,570)                 -
                                  -------       ----------             ------
 Net income (loss) continuing         (92)          30,005                231
                                  -------       ----------             ------
 Discontinued Operations                -                -               (451)
                                  -------       ----------             ------
 Net income (loss)               $    (92)       $  30,005            $  (220)
                                  -------       ----------             ------

NOTE 4.     RELATED PARTY TRANSACTIONS

            An officer and member of the Board of Directors, acted in
            the capacity as insurance broker and was the Company's
            landlord until his death during the year ended September
            30, 1997.
                                            1997             1996      1995
                 Landlord-Office rental
                  and related services      $9,999          $10,908   $10,908
                 Insurance                       -           19,076    17,227
                                             -----          -------    ------
                                            $9,999          $29,984   $28,135
                                             =====          =======   =======

NOTE 5.     RESEARCH AND DEVELOPMENT

            Research and development expenses in the amount of $147,562 in 1997, $219,001 in 1996, and $120,833 in 1995
            were charged to operations and included in costs and expenses.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 6.     RENT EXPENSE

            The Company had leased approximately 1,000 square feet of office space on a month to month basis at a monthly rental of $909 from a member of the Board of Directors (See Note 4) until August 31, 1997. The Company moved its headquarters to Hohokus, New Jersey and occupies approximately 1,000 square feet of office and laboratory space on an annual lease. Lease payments are $950 per
            month and are paid to an unaffiliated landlord.   Rent
            expense was $11,449 in 1997, $10, 908 in 1996 and 1995.

NOTE 7.     PATENTS

            The Company has discontinued efforts relating to solar cells and semi-conductor technology. Work in the field has moved in other directions than that of the Company's technology and there has been a substantial reduction of government support in this technical area. The funding that had been received by laboratories exploring the Company's technology has also terminated.

            The Company is continuing its efforts in the area of medical staple design for use in internal surgery. Several United States Patents have been issued and foreign applications have been filed on a novel staple. The staple has been produced and it is anticipated that animal tests will continue during 1998. Research and development costs in the amounts of $147,562, $219,000 and $120,833 have been expended in connection with the surgical staple during 1997, 1996 and 1995, respectively.

NOTE 8.     LONG-TERM DEBT

            The mortgage consists of two loans, one in the amount of $6,000,000 payable in monthly installments of $55,328 including interest at 8.77% until 2011. The second is in the amount of $1,500,000 payable in monthly installments of $13,767 including interest at 8.7% until 2011.

            Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 9. The expense for the next five (5) years is presented below:

                 1998                       $5,126
                 1999                        5,126
                 2000                        5,126
                 2001                        5,126
                 2002                        5,126

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 8.     LONG-TERM DEBT (Continued)

            The balance outstanding for each debt issued at the end
            of 1997, 1996, and 1995 is as follows:
                                                1997         1996      1995
            First Mortgage on
            62,000 sq. ft. Building         $6,531,848  $6,777,260 $7,002,162
            Loan Payable-Tandy Corp.                 -           -  1,137,175
                                            ----------  ----------  ---------
                                             6,531,848   6,777,260  8,139,337

            Real Estate Brokers Commissions
               Payable                          45,995     135,450    169,313
                                            ----------  ----------  ---------
            Total                            6,577,843   6,912,710  8,308,650

            Less Current Portion               267,783     245,412  1,362,086
                                            ----------  ----------  ---------
            Long-Term Portion               $6,310,060  $6,667,298 $6,946,564
                                            ==========  ========== ==========
            There was no outstanding long-term debt at September 30, 1996 other than the first mortgage and real estate brokers commissions payable after September 30, 1996.
            The mortgage is secured by the land and building and operating lease agreement with The Sports Authority, Inc.
            (See Note 3).

            The principle payments of long-term debt for the term of the mortgage is as follows:

                 1998     $267,783      2003  $414,217     2008     $640,727
                 1999      292,195      2004   451,978     2009      699,136
                 2000      318,832      2005   493,181     2010      762,870
                 2001      347,897      2006   538,140     2011      338,084
                 2002      379,611      2007   587,197

NOTE 9.     DEFERRED CHARGES

            The composition of deferred charges and related amortization is as follows:

                                                    Real Estate
                                   Mortgage      Brokers Commissions
                           Total    Costs   Sports Authority    Tandy Corp.
Original Cost            $712,160  $102,520      $279,584        $330,056
Accumulated Amortization  160,994    23,921        71,061          66,012
                         --------  --------      --------        --------
Balance 9/30/97          $551,166  $ 78,599      $208,523        $264,044
                         ========  ========      ========        ========

Original Cost            $712,160  $102,520      $279,584        $330,056
Accumulated Amoritzation  119,885    18,795        57,082          44,008
                         --------  --------      --------        --------
Balance 9/30/96          $592,275   $83,725      $222,502        $286,048
                         ========  ========      ========        ========
                                    F-14

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 10.    DEFERRED SITE COST

            The Company incurred costs in connection with an application for a use variance and site improvements for the property owned by the Company at 50 A&S Drive, Paramus, New Jersey, adjacent to the building owned by the Company and leased to the Sports Authority, Inc. Such costs amounting to $806,656 have been considered to be part of the site cost and are included in fixed assets. No depreciation or amortization was recorded until the year ended September 30, 1995. Depreciation expense recorded during 1995 on the deferred site costs transferred to the 30,000 sq. ft. building amounted to $60,935.

NOTE 11.    OTHER EMPLOYEE BENEFITS

            The Financial Accounting Standards Board issued SFAS No. 106 " Employers Accounting for Post retirement Benefits" and SFAS No. 112 "Employers Accounting for Post employment Benefits", which changed employers' accounting for these benefits. Since the Company has no post-retirement benefits plan, and does not offer post employment benefits, SFAS No. 106 and SFAS No. 112 are not applicable.

NOTE 12.    CONCENTRATION OF CREDIT RISK

            The Company maintains its cash balances in several financial institutions in excess of the $100,000 guarantee by the Federal Deposit Insurance Corporation
            (FDIC). At September 30, 1997, this excess amounted to $169,827. The Company also maintains its short-term investments in a certificate of deposit in which the entire balance of $400,000 is in excess of the FDIC insured balance.

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

            Rental-Engaged in leasing to tenants, the two retail buildings owned by the Company at 50 A&S Drive, Paramus, New Jersey.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 13.    FINANCIAL REPORTING BY BUSINESS SEGMENTS (Continued)


                                        Revenues
                                          1997         1996      1995
         Business Segments:

         Surgical Staples            $         -   $        - $        -
         Electro-Optical                       -            -          -
         Real Estate Rental            1,845,509    1,838,216  1,834,829
         Corporate                        27,873       18,002     60,563
                                      ----------   ---------- ----------
              Total                   $1,873,382   $1,856,218 $1,895,392
                                      ==========   ========== ==========
        Business Segments:                      Income (Loss)

                                          1997         1996       1995
         Surgical Staples            $  (147,562)$   (219,001) $(120,833)
         Electro-Optical                       -            -          -
         Real Estate Rental            1,578,010    1,577,254  1,554,791
                                      ----------   ----------  ---------
              Total                    1,430,448    1,358,253  1,433,958
                                      ----------   ----------  ---------
          General and Administrative
         Expenses                       (347,556)    (253,146)  (304,192)
         Interest Expense               (587,061)    (607,719)  (626,638)
         Other Income                     17,851       18,002     60,462
         Income Tax Expense             (209,800)    (208,956)  (228,996)
                                       ---------    ---------   --------
              Total                   (1,126,566)  (1,051,819)(1,099,364)
                                       ---------    ---------  ---------
         Net Income                   $  303,882  $   306,434 $  334,594
                                       =========    =========  =========
         Business Segments:                   Identifiable Assets
                                          1997         1996      1995
         Surgical Staples           $     63,599  $    61,729 $   37,312
         Electro-Optical                  20,263       26,442     35,739
         Real Estate Rental            6,638,536    6,885,752  7,126,240
         Corporate and Other
         Non-segment Items               830,269      769,691  1,732,671
                                       ---------    ---------  ---------
              TOTAL ASSETS            $7,552,667   $7,743,614 $8,931,962
                                       =========    =========  =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



NOTE 14.      FAIR VALUES OF FINANCIAL INSTRUMENTS

            The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estmates of fair value, and accordingly, the estimates are not neccessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                Schedule VI
HOLOBEAM, INC.

ACCUMULATED DEPRECIATION AND AMORTIZATION
PROPERTY AND EQUIPMENT
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                 Balance at                       Balance at
                                  Beginning                           End of
      CLASSIFICATIONS             of Year   Additions  Retirements    Year


YEAR ENDED SEPTEMBER 30, 1995:

Machinery and Equipment            $ 22,784   $ 8,108    $       0  $ 30,892
Furniture and Fixtures                2,107       187            0     2,204
                                    -------    ------     --------   -------
TOTAL                              $ 24,801   $ 8,295    $       0  $ 33,096
                                    -------    ------     --------   -------
YEAR ENDED SEPTEMBER 30, 1996:

Machinery and Equipment             $30,892    $8,300      $     0   $39,192
Furniture and Fixtures                2,204        52            0     2,256
                                    -------    ------      -------   -------
TOTAL                               $33,096    $8,352     $      0   $41,448
                                    -------    ------      -------   -------
YEAR ENDED SEPTEMBER 30, 1997:

Machinery and Equipment             $39,192   $10,581      $21,696   $28,077
Furniture and Fixtures                2,256       256        2,256       256
                                    -------    ------       ------    ------
                                    $41,448   $10,837      $23,952   $28,333
                                    =======    ======       ======    ======



















   The accompanying notes are an integral part of the financial statements.
                                     F-19

                                                                  Schedule X
HOLOBEAM, INC.

SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                             1997         1996        1995

Maintenance and Repairs                    $10,610     $     945   $     964
                                            ======       =======     =======
Depreciation and Amortization of
 Intangible Assets                         $54,895       $56,037    $ 56,545
                                            ======        ======     =======
Taxes, Other than Payroll and Income Tax
 Franchise                                 $ 3,060       $ 4,740     $ 3,000
 Real Estate                                     0             0           0
 Other                                       6,004           300          24
                                            ------        ------      ------
                                           $ 9,064     $   5,040     $ 3,024
                                            ======      ========      ======
Royalties                                  $     0     $       0    $      0

Advertising                                $     0     $       0    $      0































   The accompanying notes are an integral part of the financial statements.
                                     F-20


                                                                  Schedule V
HOLOBEAM, INC.

PROPERTY AND EQUIPMENT
SEPTEMBER 30, 1997, 1996 AND 1995



                                 Balance at                         Balance at
                                  Beginning                           End of
      CLASSIFICATIONS              of Year   Additions Retirements    Year


YEAR ENDED SEPTEMBER 30, 1995:

Machinery and Equipment            $ 67,227   $     0     $      0  $ 67,227
Furniture and Fixtures                2,258         0            0     2,258
                                    -------    ------      -------   -------
TOTAL                              $ 69,485   $     0     $      0  $ 69,485
                                    -------    ------      -------   -------
YEAR ENDED SEPTEMBER 30, 1996:

Machinery and Equipment             $67,227   $     0      $     0   $67,227
Furniture and Fixtures                2,258         0            0     2,258
                                    -------    ------      -------   -------
TOTAL                               $69,485   $     0     $      0   $69,485
                                    -------    ------      -------   -------
YEAR ENDED SEPTEMBER 30, 1997:

Machinery and Equipment             $67,227   $38,930      $39,218   $66,939
Furniture and Fixtures                2,258    12,657        2,258    12,657
                                    -------   -------       ------    ------
                                    $69,485   $51,587      $41,476   $79,596
                                    =======   =======       ======    ======




















   The accompanying notes are an integral part of the financial statements.
                                     F-18

                                                                Schedule XII
HOLOBEAM, INC.

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 1997



                                                                                                       Principal Amount
                                                    Periodic           Face Amount Carrying Amount     of Loans Subject to
                          Interest  Final Maturity  Payment    Prior       of              of         Delinquent Principal
                            Rate          Date       Terms     Items    Mortgage     Mortgage<F1>      or Interest

Mortgage Payable
Building and Improvements    8.7%  February 5, 2011  $13,367    None   $1,500,000      $1,305,424               None

Mortgage Payable
Building and Improvements   8.77%  February 5, 2011  $56,328    None   $6,000,000      $5,226,424               None
                                                                                        ---------
                                                                                       $6,531,848
                                                                                        =========



Activity for the three
  years ended September 30,
  1997 is as follows:
                                    1997           1996             1995

Balance at Beginning of Year:    $6,777,260     $8,139,337       $7,208,283
Addition During Year
  Commercial Loans                        0              0        1,189,675<F2>
  New Mortgages                           0              0                0
                                  ---------      ---------        ---------
                                  6,777,260      8,139,337        8,397,958
Deductions During Year:
  Principal Payments                245,412        224,902          258,621
  Mortgage Payments                       0      1,137,175<F2>            0
                                  ---------      ---------        ---------
Balance at End of Year           $6,531,848     $6,777,260       $8,139,337
                                  =========      =========        =========

<F1> The cost for Federal income taxes
  Purpose at 9/30/97 $6,531,848

<F2> The Loan was paid in full
  on November 9, 1995


 The accompanying notes are an integral part of these financial statements.
                                                          F-22

                                                                Schedule XI
HOLOBEAM, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1997

                                                                                                                          Life in
                                                                                                                            Which
                                              Cost Capitalized         Gross Amount at                                     Deprec.
                            Initial               Subsequent            Which Carried at                                  in Latest
                           Cost to Company      To Acquisition          Close of Period (1)         (2)       Date          Income
                Incumb               Bldg &             Carrying               Bldg &            Accumulated   of     Date   Stmt
               Brances    Land       Improv    Improv     Costs    Land       Improv      Total Depreciation Constr. Acqd   Comp.

Improved Land
 Paramus, NJ  $       0 $218,402 $        0 $        0 $  0 $218,402 $        0 $  218,402 $        0      1971     -
Improved Land
 Paramus, NJ          0  173,565          0     60,805    0  234,370          0    234,370          0      1983     -

Building I
 Paramus, NJ
 Improvments  6,777,260        0    718,881  3,649,850    0        0  4,368,731  4,368,731  1,132,761 1958 1971   3 to
                                                                                                                  40
                                                                                                                  Years

Building II
 Paramus, NJ          0        0  2,592,513          0    0        0  2,592,513  2,592,513    193,885 1995 1995   30
                                                                                                                  Years
              ---------  -------  ---------  ---------  ---  -------  ---------  ---------  ---------
             $6,777,260 $391,967 $3,311,394 $3,710,655 $  0 $452,772 $6,961,244 $7,414,016 $1,326,646
              =========  =======  =========  =========  ===  =======  =========  =========  =========





(1)Activity for the three years               (2)Activity for the three years
   ended September 30, 1997 is                       ended September 30, 1997 is
   as follows:                    1997       1996        1995                      as follows:      1997        1996         1995
Balance at Beginning of Year  $7,414,016  $8,424,724  $7,231,537  Balance at Beginning of Year  $1,126,687  $1,937,408  $1,742,989
Additions:                                                                          Additions:
  Improvements                         0           0           0                  Depreciation     199,959     199,987     194,419
  Acquisitions                         0           0   1,193,187              Less Retirements           0   1,010,708           0
                               ---------   ---------   ---------                                ----------   ---------   ---------
                               7,414,016   8,424,724   8,424,724
Deductions During Year:                                                 Balance at End of Year  $1,326,646  $1,126,687  $1,937,408
  Retirements                          0   1,010,708           0                                 =========   =========   =========
  Cost of Real
   Estate Sales                        0           0           0
                               ---------   ---------   ---------
Balance at End of Year        $7,414,016  $7,414,016  $8,424,724
                               =========   =========   =========


The aggregate cost for Federal income tax purposes
 at September 30, 1997 is $7,414,016.
  The accompanying notes are an integral part of these financial statements.
                                                             F-21