Form 10-Q
period 1997-12-31
HOLOBEAM INC
filed 1998-02-13
CIK 48105

February 13, 1998



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.       File No. 0-3385

Dear Sir or Madam:

    Enclosed you will find one (1) paper format copy of Holobeam, Inc. Quarterly Report Form 10Q for the quarter ended December 31,
1997 which has been previously filed/transmitted via the EDGAR system.

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

FOR QUARTER ENDED: December 31, 1997

COMMISSION FILE NUMBER: 0-3385


                         HOLOBEAM, INC.


(Exact name of Registrant as specified in its charter)

   Delaware                                          22-1840647

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 I.D. Number

   217 First Street, Ho Ho Kus, New Jersey          07423-0287

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

           306,010 Common Shares at January 21, 1998

                         HOLOBEAM, INC.
                             INDEX

PART I                            PAGE NO.
Financial Statements
   Condensed Balance Sheets                            1
   Condensed Statements of Income                      2
   Condensed Statements of Cash Flows                  3
   Notes to Condensed Financial Statements             4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                                        5, 6

PART II
   Signatures                                          7
   Computation of Earnings Per Common Share          Exhibit 11
   Financial Data Schedule                           Exhibit 27

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                              Dec. 31, 1997  Sept. 30, 1997
                                              -------------  --------------
Current Assets
  Cash and Cash Equivalents                     $   397,377     $   365,308
  Short Term Investments                            400,000         400,000
  Other Current Assets                                9,205          13,699
                                                -----------     -----------
    Total Current Assets                            806,582         779,007
  Investments in Real Estate, Net                 6,037,360       6,087,370
  Machinery & Equipment, Net                         49,757          51,262
  Deferred Tax Asset                                    -0-             -0-
  Other Non-Current Assets                          622,082         635,028
                                                -----------     -----------
  Total Assets                                  $ 7,515,781     $ 7,552,667
                                                ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                  $  -0-     $   116,172
   Accrued Expenses                                 115,540         110,632
   Income Taxes Payable                              48,668             -0-
   Current Portion of Mortgage Payable              273,688         267,783
                                                -----------     -----------
      Total Current Liabilities                     437,896         494,587
Mortgage Payable, Net of Current
   Portion                                        6,193,388       6,264,065
Real Estate Commissions Payable                      45,995          45,995
                                                -----------     -----------
      Total Liabilities                           6,677,279       6,804,647
Shareholders' Equity
   Common Stock                                     105,260         105,260
   Paid-In-Capital                               12,399,699      12,399,699
   Accumulated Deficit                          ( 9,023,700)    ( 9,114,557)
   Treasury Stock, At Cost                      ( 2,642,757)    ( 2,642,382)
                                                -----------     -----------
      Shareholders' Equity                          838,502         748,020
                                                -----------     -----------
      Total Liabilities and
      Shareholders Equity                        $7,515,781      $7,552,667
                                                ===========      ==========

                         HOLOBEAM, INC.
                 Condensed Statement of Income

                                       3 Months Ended
                                         December 31
                                                 1997          1996
Revenue
   Rental Income                               $472,479      $450,604
   Interest Income                                7,901         6,544
   Other                                            -0-           -0-
                                               --------      --------
      Total Revenue                             480,380       457,148

Costs and Expenses
   Rental Expenses                               55,053        64,687
   General and Administrative Expenses           78,526        70,818
   Research and Development                      51,712        32,919
   Interest                                     143,812       149,224
   Other                                            -0-           -0-
                                                -------       -------
      Total Costs and Expenses                  329,103       317,648
                                                -------       -------
Income Before Income Taxes                      151,277       139,500

Income Tax Expense                               60,420        55,731
                                                -------        ------
Net Income                                     $ 90,857      $ 83,769
                                                =======       =======
Weighted Average Number of Common
   Shares Outstanding                           306,010       312,736

Net Income Per Share                              $0.30         $0.27
                                                 ======        ======

                             HOLOBEAM, INC.
                   Condensed Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents

                                         3 Months       3 Months    12 Months
                                           Ended          Ended        Ended
                                         12/31/97       12/31/96      9/30/97
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                 $    90,857    $    83,769   $  303,882
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                            54,347         51,693      212,487
   Amortization                            13,850         22,545       54,895
   Decrease, (Increase) In:
     Deferred Tax Asset                       -0-         55,731       91,800
     Patent and Patent
        Application Costs             (       904)   (     2,940) (     9,447)
     Accounts Receivable                      -0-            -0-          -0-
     Real Estate Brokers
        Commissions                           -0-    (    58,415) (    89,455)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                 (    62,596)   (     8,718) (    45,637)
   Other                              (     4,495)   (    26,492)      51,835
                                      ------------   ------------  -----------
Total Adjustments                           9,192         33,404      266,478
                                      ------------   ------------  -----------
Net Cash Provided (Used) by
   Operating Activities                   100,049        117,173      570,360
                                      -----------    ------------   ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures               (     2,833)   (    31,430) (    51,587)
   Proceeds from Sale of Assets               -0-            -0-        7,500
   Purchase of Short Term
       Investments                            -0-            -0-  (   400,000)
                                     -------------   ------------ ------------
Net Cash Flows from Investing
   Activities                         (     2,833)   (    31,430) (   444,087)
                                     -------------   ------------ ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                         (    64,772)   (    59,360)  (  245,412)
   Principal Payments on Loan
     Payable - Tandy                          -0-            -0-          -0-
   Purchase of Treasury Stock         (       375)   (    14,615)  (  114,325)
   Other                                      -0-            -0-          -0-
                                     -------------   ------------  -----------
Net Cash Flows Provided (Used)
   by Financing Activities            (    65,147)   (    73,975)  (  359,737)
                                     -------------   ------------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    32,069         11,768   (  233,464)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                    365,308        598,772      598,772
                                     ------------     -----------  -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                      $   397,377    $   610,540    $ 365,308
                                     ============     ==========    ==========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

December 31, 1997



         In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 1997 and 1996 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 1997.
         For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
         The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for a full year.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 1997


(1) Material Changes in Financial Condition
    ---------------------------------------
         During the three months ended December 31, 1997, the Registrant improved its Working Capital ratio from 1.58:1 at September 30, 1997 to 1.84:1 at December 31, 1997. Such improvement resulted from positive cash flows associated with the Registrant's real estate rental activities and is expected to continue for the current fiscal year and also for subsequent periods while the operating leases are in effect.
         The Registrant also expects to continue to fund research and development activities associated with the medical staples technology. Animal testing has begun and initial experiments have indicated moderately successful results, which will assist in the Registrant's decisions to continue funding the project.
         If tests are positive, then significant expenditures may be made for the purchase of equipment, fixtures and other costs incident and necessary for the continuing research activities.
         During the quarter ended December 31, 1997, the Registrant's expenditures for research and development associated with the medical staples project approximated

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 1997


    $51,700 and is expected to continue at that rate for the balance of the fiscal year.
         The expenditures for these activities should be provided by the cash flows from the real estate rental business and is not expected to have any materially adverse effect upon the financial condition of the Registrant.

(2) Material Changes in the Results of Operations
    ---------------------------------------------
         The results of operations for the three months ended December 31, 1997 indicate after income tax earnings of $90,857.00 as compared to $83,769.00 for the comparable period one year ago.
         Rental revenues increased as a result of the contractual incremental rents due under the operating leases, resulting from Cost of Living clauses contained in the leases. Such increases will continue while the lease agreements are in effect.
         The Registrant expects cash flows associated with the real estate rental operations to be sufficient to continue funding the research and development efforts in connection with the surgical staples project. (Reference is made to Form

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 1997

    10K, Item 1.(c) and Item 7.(1), 7.(2) and 7.(3) for the year ended September 30, 1997.)

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1998

                                  Holobeam, Inc.
                                  Registrant


                                  William M. Hackett
                                  Treasurer and Director

                                                    Exhibit 11

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 1997



                                                  Three Months Ended
                                                     December 31,
                                                  1997           1996
PRIMARY
   Net Income                                     $ 90,857      $ 83,769
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                        306,010       312,736

Earnings Per Share                                   $0.30         $0.27