Form 10-Q
period 1998-03-31
HOLOBEAM INC
filed 1998-05-14
CIK 48105

May 11, 1998



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:  Holobeam, Inc.           File No. 0-3385

Gentlemen:

     Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended March 31, 1998, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: March 31, 1998

COMMISSION FILE NUMBER: 0-3385


                         HOLOBEAM, INC.


(Exact name of Registrant as specified in its charter)

   Delaware                                           22-1840647

(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  I.D. Number

   217 First Street, Ho-Ho-Kus, New Jersey        07423

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

302,483 Common Shares at May 6, 1998

                         HOLOBEAM, INC.
                              INDEX

PART I                                              PAGE NO.

Financial Statements
   Condensed Balance Sheets                             1
   Condensed Statements of Income                       2
   Condensed Statements of Cash Flows                   3
   Notes to Condensed Financial Statements              4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                                           5 - 7

PART II
   Signatures                                           8
   Computation of Earnings Per Common Share             Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                         March 31,1998  Sept. 30,1997
Current Assets
  Cash and Cash Equivalents                $   441,932    $   365,308
  Short Term Investments                       400,000        400,000
  Other Current Assets                          22,051         13,699
                                             ---------     ----------
    Total Current Assets                       863,983        779,007
  Investments in Real Estate, Net            5,987,350      6,087,370
  Machinery & Equipment, Net                    45,945         51,262
  Deferred Tax Asset                            -0-           -0-
  Other Non-Current Assets                     610,178        635,028
                                           -----------    -----------
  Total Assets                             $ 7,507,456    $ 7,552,667
                                           ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                         $   52,500    $   116,172
   Accrued Expenses                            101,643        110,632
   Income Taxes Payable                          7,199         -0-
   Current Portion of Long Term Debt           279,723        267,783
                                            ----------    -----------
      Total Current Liabilities                441,065        494,587
Mortgage Payable, Net of Current
   Portion                                   6,121,152      6,264,065
Real Estate Commissions Payable                 45,995         45,995
                                            ----------    -----------
      Total Liabilities                      6,608,212      6,804,647
Shareholders' Equity
   Common Stock                                105,260        105,260
   Paid-In-Capital                          12,399,699     12,399,699
   Accumulated Deficit                     ( 8,947,680)   ( 9,114,557)
   Treasury Stock, At Cost                 ( 2,658,037)   ( 2,642,382)
                                           -----------    -----------
      Shareholders' Equity                     899,242        748,020
                                           -----------    -----------
      Total Liabilities and
      Shareholders Equity                  $ 7,507,456     $7,552,667
                                           ===========     ==========

                             HOLOBEAM, INC.
                      Condensed Statement of Income

                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                     1998      1997       1998      1997
Revenue
   Rental Income                 $472,479  $450,604   $944,958  $901,208
   Interest Income                 11,904     4,940     19,805    11,484
   Other                               50     -0-           50     -0-
                                 --------  --------   --------  --------
      Total Revenue               484,433   455,544    964,813   912,692

Costs and Expenses
   Rental Expenses                 54,936    54,709    109,989   119,396
   General and Admin. Expenses     83,112    79,382    161,638   150,200
   Research and Development        62,512    33,972    114,224    66,891
   Interest                       142,384   147,039    286,196   296,263
   Other                            -0-       -0-        -0-       -0-
                                  -------   -------    -------   -------
      Total Costs and Expenses    342,944   315,102    672,047   632,750
                                  -------   -------    -------   -------

Income Before Income Taxes        141,489   140,442    292,766   279,942

Income Tax Expense                 65,469    64,644    125,889   120,375
                                  -------   -------    -------   -------

Net Income                       $ 76,020  $ 75,798   $166,877  $159,567
                                 ========  ========   ========  ========

Weighted Average Number of
   Shares Outstanding             305,467   312,177    305,742   312,460

Net Income Per Share                $0.25     $0.24      $0.55     $0.51

                              HOLOBEAM, INC.
                    Condensed Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents

                                      6 Months     6 Months     12 Months
                                        Ended        Ended         Ended
                                       3/31/98      3/31/97       9/30/97

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                 $166,877    $159,567       $303,882
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                        108,874     103,386        212,487
   Amortization                         27,700      28,160         54,895
   Decrease, (Increase) In:
     Deferred Tax Asset                 -0-          91,800        91,800
     Patent and Patent
        Application Costs             (  2,849)    (  5,105)     (  9,447)
     Accounts Receivable                  -0-        -0-           -0-
     Real Estate Brokers
        Commissions                       -0-      ( 58,415)     ( 89,455)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                 ( 65,462)    (179,067)     ( 45,637)
   Other                              (  8,351)    ( 20,915)       51,835
                                      --------      -------       -------
Total Adjustments                     ( 59,912)    ( 40,156)      266,478
                                      --------      -------       -------
Net Cash Provided (Used) by
   Operating Activities                226,789     119,411       570,360
                                       -------     -------       -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures               (  3,537)   (  38,930)     ( 51,587)
   Proceeds from Sale of Assets         -0-             -0-         7,500
   Purchase of Short Term
     Investments                      -0-            -0-         (400,000)
                                      --------     --------      --------
Net Cash Flows from Investing
   Activities                         (  3,537)    ( 38,930)     (444,087)
                                      --------     --------      --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                         (130,973)    (120,031)     (245,412)
   Principal Payments on Loan
     Payable - Tandy                      -0-        -0-          -0-
   Purchase of Treasury Stock         ( 15,655)    ( 25,595)     (114,325)
   Other                              -0-            -0-          -0-
                                      --------     --------      --------
Net Cash Flows Provided (Used)
   by Financing Activities            (146,628)    (145,626)     (359,737)
                                      --------     --------      --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                 76,624      (65,145)     (233,464)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                 365,308      598,772       598,772
                                      --------      -------       -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                      $441,932     $533,627      $365,308
                                      ========     ========      ========

                                     3

                         HOLOBEAM, INC.
             Notes to Condensed Financial Statements
                            Form 10Q

                         March 31, 1998



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 1998 and 1997 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 1998.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
                         March 31, 1998

(1)  Material Changes in Financial Condition
          During the six months ended March 31, 1998, the Registrant improved working capital ratio from 1.58:1 at September 30, 1997 to 1.96:1 at March 31, 1998. This improvement trend has continued through fiscal 1998 and results from positive cash flows associated with the Registrant's real estate rental activities. The Registrant expects this favorable trend to continue for subsequent periods while the current operating leases are effective.
          The Registrant's medical staple technology development activities are continuing and animal testing has commenced. This testing has yielded some successful results, but have not yet provided sufficient data by which the Registrant will be able to decide on continued funding of the project. If tests are positive, then the Registrant expects to fund significant costs for purchase of equipment, fixtures, additional research activities and other costs associated with the administration of such activities.
          The Registrant has expended $114,224 and $62,512 in connection with the medical staples technology development during the six months and three months ended March 31, 1998.
                                5

                         HOLOBEAM, INC.
                            Form 10Q
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
                         March 31, 1998

 Funding of the development project is expected to continue during the current fiscal year and will approximate $250,000 for the full fiscal year.

     (2)  Material Changes in the Results of Operations
          The results of operations for the three months and six months ended March 31, 1998 indicate after income tax earnings of $76,020 and $166,877, respectively, as compared to $75,798 and $125,889 for the corresponding periods one year ago.
          Revenues associated with the real estate rental activities increased during the three months and six months ended March 31, 1998 as a result of incremental rent increases provided by cost of living clauses contained in the operating leases. Such increases amounted to $21,875 and $43,750, respectively.
          Costs and expenses remained relatively stable during the period covered by this report, with the exception of research and development costs expended in connection with the Registrant's surgical staple technology efforts. Such expenses increased by $28,540 and $47,333, respectively.
          Continued funding of the Registrant's development activities related to the surgical staple technology is anticipated to be provided by the earnings associated with the

                         HOLOBEAM, INC.
                            Form 10Q
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
                         March 31, 1998

Registrant's real estate rental activities during the short term.
          If such efforts provide positive results, the Registrant may decide to continue funding the project from revenues or it may seek a business relationship with a firm experienced in development and marketing of such products for the long term. (Reference is made to Annual Report, Form 10K, Item 1(c) and Items 7(1), 7(2) and 7(3) for the year ended September 30, 1997.)

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         March 31, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 1998

                                   Holobeam, Inc.
                                   Registrant


                                   William M. Hackett
                                   Treasurer and Director

                                             Exhibit A

                         HOLOBEAM, INC.
            Computation of Earnings Per Common Share
                            Form 10Q
                         March 31, 1998



                                           Six Months Ended
                                               March 31
                                         1998           1997
PRIMARY
   Net Income (Loss)                     $166,877      $159,567
SHARES
   Weighted Average Number of Common
      Shares of Outstanding               305,742       312,460

Primary Earnings Per Share                  $0.55         $0.51