Form 10-Q
period 1998-06-30
HOLOBEAM INC
filed 1998-08-14
CIK 48105

August 14, 1998



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:       Holobeam, Inc.           File No. 0-3385

Gentlemen:

          Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended June 30, 1998, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: June 30, 1998

COMMISSION FILE NUMBER: 0-3385


HOLOBEAM, INC.


(Exact name of Registrant as specified in its charter)

 Delaware                                                  22-1840647

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       I.D. Number

 217 First Street, P.O. Box 287, Ho-Ho-Kus, New Jersey 07423-0287

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

302,213 Common Shares at August 5, 1998

HOLOBEAM, INC.
INDEX

PART I                                                PAGE NO.
Financial Statements
   Condensed Balance Sheets                               1
   Condensed Statements of Income                         2
   Condensed Statements of Cash Flows                     3
   Notes to Condensed Financial Statements                4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                                             5 - 6

PART II
   Signatures                                             7
   Computation of Earnings Per Common Share               Exhibit 11
   Summary Plan Description-Defined Benefit Plan          Exhibit 10
   Financial Data Schedule                                Exhibit 27

PART I

HOLOBEAM, INC.
Condensed Balance Sheets

ASSETS

                                          June 30,1998   Sept. 30,1997
Current Assets
  Cash and Cash Equivalents                $   281,620     $   365,308
  Short Term Investments                       400,000         400,000
  Other Current Assets                          90,664          13,699
                                            ----------       ---------
    Total Current Assets                       772,284         779,007
  Investments in Real Estate, Net            5,937,341       6,087,370
  Machinery & Equipment, Net                    44,143          51,262
  Deferred Tax Asset                            -0-              -0-
  Other Non-Current Assets                     598,208         635,028
                                            ----------      ----------
  Total Assets                             $ 7,351,976     $ 7,552,667
                                            ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                          $ 107,976     $   116,172
   Accrued Expenses                             79,668         110,632
   Income Taxes Payable                          8,556          -0-
   Current Portion of Long Term Debt           285,894         267,783
                                            ----------     -----------
      Total Current Liabilities                482,094         494,587
Mortgage Payable, Net of Current
   Portion                                   6,047,322       6,264,065
Real Estate Commissions Payable                 45,995          45,995
                                            ----------      ----------
      Total Liabilities                      6,575,411       6,804,647
Shareholders' Equity
   Common Stock                                105,260         105,260
   Paid-In-Capital                          12,399,699      12,399,699
   Accumulated Deficit                     ( 9,027,637)    ( 9,114,557)
   Treasury Stock, At Cost                 ( 2,700,757)    ( 2,642,382)
                                            ----------      ----------
      Shareholders' Equity                     776,565         748,020
                                            ----------      ----------
      Total Liabilities and
      Shareholders Equity                  $ 7,351,976     $ 7,552,667
                                            ==========      ==========

HOLOBEAM, INC.
Condensed Statement of Income


                                Three Months Ended       Nine Months Ended
                                     June 30,                 June 30,
                                   1998       1997         1998       1997
Revenue
   Rental Income               $472,480   $450,605   $1,417,438 $1,351,813
   Interest Income               12,918      6,877       32,723     18,361
   Other                          -0-        -0-             50     -0-
                                -------    -------   ----------  ---------
      Total Revenue             485,398    457,482    1,450,211  1,370,174

Costs and Expenses
   Rental Expenses               56,101     54,618      166,090    174,014
   General & Admin. Expenses    390,991     86,360      552,629    236,560
   Research & Development        45,227     32,577      159,451     99,468
   Interest                     140,925    146,115      427,121    442,378
   Other                          -0-        -0-         -0-        -0-
                                -------    -------    ---------  ---------
      Total Costs & Expenses    633,244    319,670    1,305,291    952,420
                                -------    -------    ---------  ---------
Income (Loss) Before Income
    Taxes                      (147,846)   137,812      144,920    417,754

Income Tax Expense             ( 67,889)    46,875       58,000    167,250
                                -------    -------    ---------  ---------
Net Income, (Loss)            $( 79,957)  $ 90,937   $   86,920 $  250,504
                                =======    =======    =========  =========
Weighted Average Number of
   Shares Outstanding           303,325    309,393      304,930    311,437

Net Income (Loss) Per Share      $(0.26)     $0.29        $0.29      $0.81
                                  ======      ====         ====       ====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                       6 Months     9 Months    12 Months
                                          Ended        Ended        Ended
                                        3/31/98      6/30/98      9/30/97
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)               $   166,877     $ 86,920   $  303,882
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                         108,874      163,041      212,487
   Amortization                          27,700       41,550       54,895
   Decrease, (Increase) In:
     Deferred Tax Asset                   -0-          -0-         91,800
     Patent and Patent
        Application Costs           (     2,849)  (    4,729) (     9,447)
     Accounts Receivable                  -0-          -0-          -0-
     Real Estate Brokers
        Commissions                       -0-          -0-    (    89,455)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses               (    65,462)  (   30,604) (    45,637)
   Other                            (     8,351)  (   76,966)      51,835
                                     ----------    ---------   ----------
Total Adjustments                   (    59,912)      92,292      266,478
                                     ----------    ---------   ----------
Net Cash Provided (Used) by
   Operating Activities                 226,789      179,212      570,360
                                     ----------    ---------   ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures             (     3,537)  (    5,893) (    51,587)
   Proceeds from Sale of Assets           -0-          -0-          7,500
   Purchase of Short Term
     Investments                         -0-          -0-     (   400,000)
                                     ----------    ---------   ----------
Net Cash Flows from Investing
   Activities                       (     3,537)   (   5,893) (   444,087)
                                     ----------     --------   ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                       (   130,973)  (  198,632)  (  245,412)
   Principal Payments on Loan
     Payable - Tandy                       -0-         -0-           -0-
   Purchase of Treasury Stock       (    15,655)  (   58,375)  (  114,325)
   Other                                -0-           -0-          -0-
                                     ----------    ---------     --------
Net Cash Flows Provided (Used)
   by Financing Activities          (   146,628)   ( 257,007)  (  359,737)
                                     ----------     --------    ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                  76,624   (   83,688)  (  233,464)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                  365,308      365,308      598,772
                                     ----------    ---------    ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                    $   441,932    $ 281,620    $ 365,308
                                     ==========     ========     ========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

June 30, 1998



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 1998 and 1997 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 1998 and for the six months ended March 31, 1998.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for a full year.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 1998

(1)  Material Changes in Financial Condition
          During the nine months ended June 30, 1998, the Registrant's working capital ratio improved to 1.60:1 from 1.58:1 at September 30, 1997. This improvement has continued through fiscal 1998 and has resulted from the cash flows associated with the Registrant's Real Estate rental activities. The Registrant expects the improvement trend to continue while the properties owned by the Registrant are 100% occupied.
          The Registrant's development of its medical staple technology continued during the three months and nine months ended June 30, 1998. Expenditures for engineering and development in connection with the medical staple technology were $45,227.00 and $159,451.00, respectively. The Registrant expects to continue funding this project while animal testing continues to yield some positive results. Although testing has been moderately successful, there has not been significant data to provide definitive direction for the project. The Registrant intends to continue funding of the project for the
                                        5

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 1998

 balance of the current fiscal year. Such funding is anticipated to approximate $250,000.00 for the year.

     (2)  Material Changes in the Results of Operations
          The results of operations for the three months and six months ended June 30, 1998 indicate after income tax loss of $79,957.00 and after tax earnings of $86,920.00, respectively, as compared to income of $90,937.00 and $250,504.00 for the corresponding periods of 1997.
          Revenues associated with the Real Estate rental activities increased slightly during the three months and nine months ended June 30, 1998 as a result of cost of living escalations allowed in the operating leases.
          General and Administrative costs increased by $304,631.00 and $316,069.00 for the three months and nine months ended
     June 30, 1998. This increase is directly attributable to the Registrant's funding of the Pension Plan authorized by the Board of Directors during the quarter. The Plan was funded in the amount of $307,773.00, is a Defined Benefit plan and has been qualified by the Internal Revenue Service. A copy of the Summary Plan Description has been attached as Exhibit
     B to this report.
        All other expenses remained relatively stable during the three months and nine months covered by this report.

PART II

HOLOBEAM, INC.
Signatures
Form 10Q
June 30, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 1998

                                   Holobeam, Inc.
                                   Registrant


                                   William M. Hackett
                                   Treasurer and Director

Exhibit 11

HOLOBEAM, INC.
Computation of Earnings Per Common Share
Form 10Q
June 30, 1998





                                          Nine Months Ended
                                              June 30
                                        1998           1997
PRIMARY
   Net Income (Loss)                    $ 86,920      $250,504
SHARES
   Weighted Average Number of Common
      Shares of Outstanding              304,930       311,437

Primary Earnings Per Share                 $0.29         $0.81

EXHIBIT 10







HOLOBEAM, INC.
PENSION PLAN

SUMMARY PLAN DESCRIPTION

TABLE OF CONTENTS

I
INTRODUCTION TO YOUR PLAN

II
GENERAL INFORMATION ABOUT YOUR PLAN
1.   General Plan Information...............................2
2.   Employer Information...................................2
3.   Plan Administrator Information.........................2
4.   Plan Trustee Information...............................3
5.   Service of Legal Process...............................3

III
PARTICIPATION IN YOUR PLAN
1.   Eligibility Requirements ..............................3
2.   Participation Requirements ............................3

IV
FUNDING YOUR PLAN
1.   Funding of Benefits ...................................4

V
CALCULATION OF BENEFITS UNDER YOUR PLAN
1.   Compensation ..........................................4
2.   Average Monthly Compensation...........................4
3.   Retirement Benefit Formula.............................5
4.   Adjustments to Your Normal Retirement Benefit...........5
5.   Accrued Benefits........................................5
6.   Transfers from Qualified Plan (Rollovers)...............6

VI
BENEFITS UNDER YOUR PLAN
1.   Normal Retirement......................................6
2.   Early Retirement.......................................6
3.   Late Retirement........................................7
4.   Death..................................................8
5.   Disability..............................................9
6.   Termination of Employment..............................9
7.   Vesting in Your Plan...................................10
8.   Benefit Payment Options................................10
9.   Pre-Retirement Distribution of Benefits................11
10.  Treatment of Distributions from Your Plan..............12
11.  Domestic Relations Order...............................13

VII
SERVICE RULES
1.   Period of Service......................................13
2.   Hour of Service........................................13
3.   1-Year Break in Service................................14
4.   Uniformed Services Employment and Reemployment
     Rights Act.............................................14

VIII
YOUR PLAN'S "TOP HEAVY RULES"
1.   Explanation of "Top Heavy Rules"........................14

HOLOBEAM, INC.
PENSION PLAN

SUMMARY PLAN DESCRIPTION


I
INTRODUCTION TO YOUR PLAN

     Holobeam, Inc. wishes to recognize the efforts its employees have made to its success and to reward them by adopting a Defined
Benefit Plan and Trust. This Defined Benefit Plan will be for the exclusive benefit of eligible employees and their beneficiaries.

     The purpose of this Plan is to reward eligible employees for long and loyal service by providing them with retirement benefits.

     Between now and your retirement, your Employer will contribute to a trust fund amounts necessary to fund your pension and the pensions of all other eligible employees.

     Your Employer has the right to submit this Plan to the Internal Revenue Service for approval. The Internal Revenue Service will issue a "determination letter" to your Employer approving this Plan as a "qualified" retirement plan, if this Plan meets specific legal requirements.

     This Summary Plan Description is a brief description of your Plan and your rights, obligations, and benefits under that Plan. Some of the statements made in this Summary Plan Description are dependent upon this Plan being "qualified" under the provisions of the Internal Revenue Code. This Summary Plan Description is not meant to interpret, extend, or change the provisions of your Plan in any way. The provisions of your Plan may only be determined accurately by reading the actual Plan document.

     A copy of your Plan is on file at your Employer's office and may be read by you, your beneficiaries, or your legal representatives at any reasonable time. If you have any questions regarding either your Plan or this Summary Plan Description, you should ask your Plan's Administrator. In the event of any discrepancy between this summary Plan Description and the actual provisions of the Plan, the Plan will govern.

II
GENERAL INFORMATION ABOUT YOUR PLAN

     There is certain general information which you may need to know about your Plan. This information has been summarized for you in this section.

1.   General Plan Information

     Holobeam, Inc. Pension Plan is the name of your Plan.

     Your Employer has assigned Plan Number 001 to your Plan.

     The provisions of your Plan become effective on October 1, 1997, which is called the Effective Date of the Plan.

     Your Plan's records are maintained on a twelve-month period of time. This is known as the Plan Year. The Plan Year begins on October 1st and ends on September 30th.

     Certain valuations and distributions are made on the Anniversary Date of your Plan. This date is October 1st.

     The contributions made to your Plan will be held and invested by the Trustee of your Plan.

     Your Plan and Trust will be governed by the laws of the State of New Jersey.

2.   Employer Information

     Your Employer's name, address and identification number are:

     Holobeam, Inc.
     P.O. Box 825
     Ridgewood, New Jersey 07451-0825
     22-1840647

3.   Plan Administrator Information

     The name, address and business telephone number of your Plan's Administrator are:

     Holobeam, Inc.
     P.O. Box 825
     Ridgewood, New Jersey 07451-0825
     (201) 445-2420

     Your Plan's Administrator keeps the records for the Plan and is responsible for the administration of the Plan. The Administrator has discretionary authority to construe the terms of the Plan and make determinations on questions which may affect your eligibility for benefits. Your Plan's Administrator will also answer any questions you may have about your plan.

4.  Plan Trustee Information

     The names of Your Plan's Trustees are:

     Melvin S. Cook
     Beverly Cook

   The Trustees shall collectively be referred to as Trustee throughout this Summary Plan Description.

     The principal place of business of your Plan's Trustee is:

     P.O. Box 825
     Ridgewood, New Jersey 07451-0825

    Your Plan's Trustee has been designated to hold and invest Plan assets for the benefit of you and other Plan participants. The trust fund established by the Plan's Trustee will be the funding medium used for the accumulation of assets from which benefits will be distributed.

5.  Service of Legal Process

     The name and address of your Plan's agent for service of legal process are:

     Plan Administrator of Holobeam, Inc. Pension Plan
     P.O. Box 825
     Ridgewood, New Jersey 07451-0825

     Service of legal process may also be made upon the Trustee.

III
PARTICIPATION IN YOUR PLAN

     Before you become a member or a "participant" in the Plan, there are certain eligibility and participation rules which you must meet. These rules are explained in this section.

1.   Eligibility Requirements

     You will be eligible to participate in the Plan if you have completed a one (1) year Period of Service and have attained age
21.

     You should review the Article in this Summary entitled
"SERVICE RULES" for a further explanation of these eligibility requirements.

2.   Participation Requirements

     Once you have satisfied your Plan's eligibility requirements, your next step will be to actually become a member or a "participant" in the Plan. You will become a participant on a specified day of the Plan Year. This day is called the Effective Date of Participation.

     You will become a participant on the earlier of the first day of the Plan Year or the first day of the seventh month of the Plan Year coinciding with or next following the date you satisfy your Plan's eligibility requirements.

IV
FUNDING YOUR PLAN

1.   Funding of Benefits

     Each year your Employer will be required to contribute an amount to the Plan which is actuarially determined. The amount of the contribution may vary from year to year, depending on, for example, participant turnover, benefit payments, and investment gains or losses of the trust fund. The law requires that an independent professional, called an "enrolled actuary," certify that the Employer is meeting minimum funding requirements. If an Employer fails to meet minimum funding requirements, it can be subject to penalties.

V
CALCULATION OF BENEFITS UNDER YOUR PLAN

1.   Compensation

     For the purposes of your Plan, compensation has a special meaning. Compensation is defined as your total compensation during a Plan Year that is subject to income tax and is reflected on your W-2 Form.

     The Plan, by law, cannot recognize compensation in excess of $160,000. This amount will be adjusted in future years for cost of living increases. It will also be applied to certain highly compensated employees and their family members as if they were a single participant. If you or a member of your family may be affected by this rule, ask your Administrator for further details. For any short Plan Year, the adjusted limit will be prorated based upon the number of full months in the short Plan Year.

2.   Average Monthly Compensation

     Your Normal Retirement Benefit is based on average monthly compensation.

     "Average Monthly Compensation" means your compensation converted to a monthly amount and then averaged over the 3 consecutive Plan Years from your date of participation to your date of termination which produce the highest monthly average. If you have less than 3 consecutive Plan Years of service from your date of participation to your date of termination, your Average Monthly Compensation will be based on your monthly compensation from your date of participation to your date of termination.

3.   Retirement Benefit Formula

     At your Normal Retirement Date, you will be entitled to a monthly benefit which is called your "Normal Retirement Benefit." This benefit will be equal to your Accrued Benefit which is explained in the Section of this Article entitled "ACCRUED
BENEFITS." Your Accrued Benefit will be determined based on a retirement benefit formula equal to 100% of your Average Monthly Compensation, computed to the nearest dollar.

4.   Adjustments to Your Normal Retirement Benefit

     You should be aware that the law imposes certain limits on the amount of the benefit that can be provided for you. These limits are extremely complex but generally the benefit paid to you at retirement may not exceed the lesser of 100% of your average monthly compensation or $7,500 per month. The Administrator will inform you if these limits affect your benefit.

5.   Accrued Benefits

     Your Accrued Benefit is that portion of the retirement benefit formula you have earned as a particular date. It equals the retirement benefit formula multiplied by your accrual fraction.

     Your accrual fraction (which may not be greater than (1)) equals your Periods of Service completed as of the date of computation divided by your Periods of Service you would have if you remain employed until your Normal Retirement Age.

     In addition to the calculations set forth above, your Accrued Benefit will be subject to the following rules and limitations:

          (a) If you are still employed after reaching your Normal Retirement Age, you will continue to accrue benefits based upon your service and Average Monthly Compensation determined at the close of any Plan Year coinciding with or following your Normal Retirement Age.

          (b) If you return to employment following a separation from service and a distribution of your Accrued Benefit has been made, you may restore your Accrued Benefit provided you repay such distribution with interest prior to the earlier of five (5) periods after your date of reemployment or the close of your first period of five (5) consecutive 1-year Breaks in Service commencing after the distribution. Otherwise, your Accrued Benefit will be reduced by the actuarial equivalent of your Accrued benefit distributed to you. Your Administrator will advise you of the amount to be repaid, including interest.

          (c) Your Accrued Benefit will not be less than the minimum Accrued Benefit, if any, provided in the Article in this Summary entitled "Your Plan's Top Heavy Rules."

6.   Transfers from Qualified Plans (Rollovers)

     At the discretion of the Administrator, you may be permitted to deposit into your Plan distributions you have received from other plans. Such a deposit is called a "rollover" and may result in tax savings to you. You should consult qualified counsel to determine if a rollover is in your best interest.

     Your rollover will be placed in a separate account called a "participant's rollover account." The Administrator may establish rules for investment.

     You will always be 100% vested in your "rollover account." This means that you will always be entitled to all of your rollover contributions. Rollover contributions will be affected by any investment gains or losses. If the Trustee invested this money and there was a gain, the balance in your account would increase. Of course, if there were a loss from an investment, the balance in your account would decrease.

VI
BENEFITS UNDER YOUR PLAN

1.   Normal Retirement

     Your Normal Retirement Date is the first day of the month coinciding with or next following your Normal Retirement Age.

     You will attain your Normal Retirement Age when you reach your 65th birthday, or your 5th anniversary of joining the Plan, if later.

     At your Normal Retirement Age, you will be entitled to receive your Normal Retirement Benefit. Payment of your benefits will, at your election, begin as soon as practicable following your Normal Retirement Date. If you continue working after your Normal Retirement Age, you may defer receipt of your benefits until your Late Retirement Date or, if earlier, the April 1st following the end of the year in which you attain age 70-1/2. (See the Section in this Article entitled "Benefit Payment Options.")

2.   Early Retirement

     No early retirement provision is provided by the Plan. If you retire prior to your Normal Retirement Age, you will be treated as if you terminated employment.

3.   Late Retirement

     You may remain employed past your Plan's Normal Retirement Date and retire instead on your Late Retirement Date. Your Late Retirement Date is the first day of the month coinciding with or next following the date you choose to actually retire after first reaching your Normal Retirement Date. If you remain employed past your Normal Retirement Date, you may elect one of the following:

          (a) To postpone receiving your retirement benefits under the Plan until your Late Retirement Date when you will be entitled to 100% of your Accrued Benefit. Actual benefit payments will begin as soon as practicable following your Late Retirement Date.

          (b) To commence receiving your retirement benefits under the Plan as soon as practicable after your Normal Retirement Date, as if you had actually retired. The benefit you will receive at your Normal Retirement Date will be equal to the benefits you have earned or "accrued" through your Normal Retirement Date. However, certain increases to this benefit may be made at the end of each Plan Year following your Normal Retirement Age. This increase is based upon complex requirements provided for in IRS Regulations, and would apply if the monthly retirement benefit paid to you in the prior year is less than a recalculated benefit you would be entitled to based upon service you have performed and compensation you were paid through the current Plan Year (offset, however, by the value of distributions you have already received).

     If you elect to postpone receiving your retirement benefits under the Plan, the benefit you will receive at your Late Retirement Date generally takes into account the requirement that you continue to earn or "accrue" benefits past your Normal Retirement Age. The calculation of your Late Retirement Benefit is based on IRS Regulations which would generally provide, for each Plan Year past Normal Retirement Age, a Late Retirement Benefit equal to the greater of the following:

          (a) the retirement benefit you have actually earned or "accrued" as of the end of the Plan Year in which you actually retire, or

          (b) the actuarial equivalent of the benefit you were entitled to as of the close of the Plan Year immediately preceding your actual retirement date.

     There are other laws that may require the Plan to begin distributions to you while you are still employed. If distributions are made to you before you actually retire, your Late Retirement Benefit will be adjusted for these distributions.

4.   Death

     Your beneficiary will receive benefits payable upon your death which are subject to certain limitations imposed by law.
Death benefits will be equal to the actuarial equivalent of your Accrued
Benefit.

     If you are married at the time of your death, your spouse will be the beneficiary of the death benefit, unless you otherwise elect in writing on a form to be furnished to you by the Administrator. IF YOU WISH TO DESIGNATE A BENEFICIARY OTHER THAN YOUR SPOUSE, HOWEVER, YOUR SPOUSE MUST IRREVOCABLY CONSENT TO WAIVE ANY RIGHT TO THE DEATH BENEFIT. YOUR SPOUSE'S CONSENT MUST BE IN WRITING, BE WITNESSED BY A NOTARY OR A PLAN REPRESENTATIVE AND ACKNOWLEDGE THE SPECIFIC NONSPOUSE BENEFICIARY.

     If no valid waiver is in effect, the death benefit payable to your spouse will be in the form of a survivor annuity, that is, periodic payments over the life of your spouse. Your spouse may direct that payments begin immediately after your death. The size of the monthly payments will depend on the value of your death benefit at the time of your death. Your death benefit may be distributed in an alternative method, such as a single lump sum or in installments, provided your spouse consents in writing to this alternative form.

   Generally, the period during which you and your spouse may waive this survivor annuity begins as of the first day of the Plan Year in which you reach age 35 and ends when you die. The Administrator must provide you with a detailed explanation of the survivor annuity. This explanation must be given to you during the period of time beginning on the First day of the Plan Year in which you will reach age 32 and ending on the first day of the Plan Year in which you reach age 35.

     It is, therefore, important that you inform the Administrator when you reach age 32 so that you may receive this information.

     If, however,

          (a) your spouse has validly waived any right to the death benefit in the manner outlined above,

          (b)  your spouse cannot be located; or

          (c)   you are not married at the time of your death,

then your death benefit will be paid to the beneficiary of your own choosing in an alternative method, such as a single lump sum or in installments. You may designate the beneficiary on a form to be supplied to you by the Administrator. If you change your designation, your spouse must again consent to the change.

[NAME]



     Under a special rule, you and your spouse may waive the survivor annuity form of payment any time before you turn age 35. However, any waiver will become invalid at the beginning of the Plan Year in which you turn age 35, and you and your spouse will be required to make another waiver.

     Regardless of the method of distribution selected, your entire death benefit must be paid to your beneficiaries within five years after your death. However, if your spouse is your designated beneficiary, then payment of your death benefit may be delayed until the year in which you would have attained age 70-1/2. Minimum distributions must then be made over a period which does not exceed your spouse's life expectancy.

     Since your spouse participates in these elections and has certain rights in the death benefit, you should immediately report any change in your marital status to the Administrator.

5.   Disability

     Under your Plan, disability is defined as a physical or mental condition resulting from bodily injury, disease, or mental disorder which renders you incapable of continuing your usual and customary employment with your Employer. Your disability will be determined by a licensed physician chosen by the Administrator.

     If you become totally and permanently disabled in accordance with the terms of the Plan while you are a participant in the Plan and your condition continues for a period of six months, you will receive a disability benefit equal to an actuarial equivalent of your Accrued Benefit.

     Payment of your disability benefits will be made to you as if you had retired. (See the Section in the Article entitled
"Benefit Payment Options.")

6.   Termination of Employment

     Your Plan is designed to encourage you to stay with your Employer until retirement. Payment of your Accrued Benefit under your Plan is available upon your death, disability or retirement.

     If your employment terminates for reasons other than those listed above, you will be entitled to receive only your "vested percentage" of your Accrued Benefit and the remainder of your Accrued Benefit will be forfeited.

     If you so elect, the Administrator will direct the Trustee after your termination to distribute the present value of your vested Accrued Benefit to you before the date it would normally be distributed, but not until after you incur a 1-Year Break in Service. If your Accrued Benefit under the Plan at the time of any prior distribution exceeded $3,500 or currently exceeds
$3,500, you (and your spouse, if you are married) must give written consent before the distribution may be made. Also, if you want the distribution to be in a form other than a joint and 100% survivor annuity payment, you and your spouse must first waive the joint and 100% survivor annuity form of payment. (See the Section in this Article entitled "Benefit Payment Options" for a further explanation of how benefits are paid from the Plan.)

     However, if the present value of your vested Accrued Benefit under the Plan at the time of any prior distribution did not exceed $3,500 and currently does not exceed $3,500, the Administrator will direct the Trustee to distribute it to you within a reasonable period of time after your termination of employment.

7.   Vesting in Your Plan

     Your "vested percentage" in your Accrued Benefit is determined under the following schedule and is based on vesting
Periods of Service. You will always, however, be 100% vested upon your Normal Retirement Age. (See the Section in this Article entitled "Normal Retirement.")

Vesting Schedule
               Periods of Service       Percentage

                    Less than 2               0%
                         2                   20%
                         3                   40%
                         4                   60%
                         5                   80%
                         6                   100%

     Periods of Service prior to the time you reached age 18 will not be counted for vesting purposes.

8.   Benefit Payment Options

     There are various methods by which benefits may be distributed to you from your Plan. The method depends on your marital status, as well as the elections you and your spouse make. All methods of distribution, however, have equivalent values. The rules under this Section apply to all distributions you will receive from the Plan, whether by reason of retirement, termination, or any other event which may result in a distribution of benefits.

     If you are married on the date your benefits are to begin, your benefits are normally payable in the form of a joint and 100% survivor annuity. This means that if you die and are survived by a spouse, your spouse will receive a monthly benefit for the remainder of his life equal to 100% of the monthly benefit you were receiving at the time of your death.
     If you are not married on the date your benefits are to begin, you will automatically receive a life annuity, which means you will receive payments for as long as you live.

     You may, however, elect to waive these forms of payment, subject to the following rules.

     When you are about to receive any distribution, the Administrator will explain the joint and survivor annuity or the life annuity to you in greater detail. You will be given the option of waiving the joint and survivor annuity or the life annuity form of payment during the 90 day period before the annuity is to begin. IF YOU ARE MARRIED, YOUR SPOUSE MUST
IRREVOCABLY CONSENT IN WRITING TO THE WAIVER IN THE PRESENCE OF A NOTARY OR A PLAN REPRESENTATIVE. You may revoke any waiver. The Administrator will provide you with forms to make these elections. Since your spouse participates in these elections, you must immediately inform the Administrator of any change in your marital status.

     If you and your spouse elect not to take a joint and survivor annuity or if you are not married when your benefits are scheduled to begin and have elected not to take a life annuity, you may elect to receive your benefits in one of the following methods:

          (a)  a single lump-sum payment in cash or in property.

          (b)  the purchase of a different form of annuity.

          (c) installments over a period of not more than your assumed life expectancy (or your and your beneficiary's assumed life expectancies) determined at the time of distribution.

     If you elect to delay the receipt of benefits, there are other rules which generally require minimum payments to begin no later than the April 1st following the year in which you reach age 70-1/2. You should see the Administrator if you feel you may be affected by this rule.

9.   Pre-Retirement Distribution of Benefits

     You are entitled to receive a pre-retirement distribution of your "participant's rollover account" at any time. This distribution is made at your election.

     If you wish to receive a pre-retirement distribution from the Plan in one payment, you (and your spouse, if you are married) must first waive the annuity form of payment. (See the
Section in this Article entitled "Benefit Payment Options" for a further explanation of how benefits are paid from the Plan.)

10.  Treatment of Distributions From Your Plan

     Whenever you receive a distribution from your Plan, it will normally be subject to income taxes. You may, however, reduce, or defer entirely, the tax due on your distribution through use of one of the following methods:

          (a)  The rollover of all or a portion of the
     distribution to an Individual Retirement Account (IRA) or another qualified employer plan. This will result in no tax being due until you begin with-drawing funds from the IRA or other qualified employer plan. The rollover of the distribution, however, MUST he made within strict time frames (normally, within 60 days after you receive your distribution). Under certain circumstances all or a portion of a distribution may not qualify for this rollover treatment. In addition, most distributions will be subject to mandatory federal income tax withholding at a rate of 20%. This will reduce the amount you actually receive. For this reason, if you wish to rollover all or a portion of your distribution amount, the direct transfer option described in paragraph (b) below would be the better choice.

          (b) You may request for most distributions that a direct transfer of all or a portion of your distribution amount be made to either an individual Retirement Account
     (IRA) or another qualified employer plan willing to accept the transfer. A direct transfer will result in no tax being due until you withdraw Funds from the IRA or other qualified employer plan. Like the rollover, under certain circumstances all or a portion of the amount to be distributed may not qualify for this direct transfer, e.g., a distribution of less than $500 will not be eligible for a direct transfer. If you elect to actually receive the distribution rather than request a direct transfer, then in most cases 20% of the distribution amount will be withheld for federal income tax purposes. If you decide to directly transfer all or a portion of your distribution amount, you (and your spouse, if you are married) must first waive the annuity form of payment. (See the Section in this Article entitled "Benefit Payment Options" for a further explanation of this waiver requirement.)

          (c) The election of favorable income tax treatment under "10-year forward averaging," "5-year forward averaging" or, if you qualify, "capital gains" method of taxation.


     WHENEVER YOU RECEIVE A DISTRIBUTION, THE ADMINISTRATOR WILL DELIVER TO YOU A MORE DETAILED EXPLANATION OF THESE OPTIONS. HOWEVER, THE RULES WHICH DETERMINE WHETHER YOU QUALIFY FOR FAVORABLE TAX TREATMENT ARE VERY COMPLEX. YOU SHOULD CONSULT WITH QUALIFIED TAX COUNSEL BEFORE MAKING A CHOICE.

11.  Domestic Relations Order

     As a general rule, your interest in your Accrued Benefit, including your "vested interest," may not be alienated. This means that your interest may not be sold, used as collateral for a loan, given away or otherwise transferred. In addition, your creditors may not attach, garnish or otherwise interfere with your Accrued Benefit.

     There is an exception, however, to this general rule. The Administrator may be required by law to recognize obligations you incur as a result of court ordered child support or alimony payments. The Administrator must honor a "qualified domestic relations order." A "qualified domestic relations order" is defined as a decree or order issued by a court that obligates you to pay child support or alimony, or otherwise allocates a portion of your assets in the Plan to your spouse, former spouse, child or other dependent. If a qualified domestic relations order is received by the Administrator, all or a portion of your benefits may be used to satisfy the obligation. The Administrator will determine the validity of any domestic relations order received.

VII
SERVICE RULES

1.   Period of Service

     The term "Period of Service" is used in this Summary Plan
Description and in your Plan.

     Your Period of Service is the aggregate of all your periods commencing with the first day of your employment or reemployment with your Employer and ending on the date a 1-Year Break in Service begins. Your first day of employment or reemployment is the first day you perform an Hour of Service. You will also receive credit for any Period of Severance of less than twelve consecutive months. Fractional periods of a year will be expressed in terms of days.

     You will incur a Period of Severance for any continuous period of time during which you are not employed by your Employer. Such period will begin on the date you retire, quit or are discharged, or if earlier, the twelve consecutive month anniversary of the date on which you were otherwise first absent from service.

2.   Hour of Service

     You will be credited with an Hour of Service for each hour for which you are paid or entitled to payment for the performance of duties for your Employer.

3.   1-Year Break in Service

     A 1-year Break in Service is a Period of Severance of at least twelve consecutive months. However, if you are absent from work for maternity or paternity reasons, the twelve consecutive month period beginning on the first anniversary of your first day of such absence will not constitute a 1-Year Break in Service.

4.   Uniformed Services Employment and Reemployment Rights Act

     If you are a veteran and are reemployed under the Uniformed
Services Employment and Reemployment Rights Act of 1994, your qualified military service may be considered service with the Employer. If you may be affected by this law, ask your Administrator for further details.

VIII
YOUR PLAN'S "TOP HEAVY RULES"

1.   Explanation of "Top Heavy Rules"

     A Defined Benefit Plan that primarily benefits "key employees" is called a "top heavy plan." Key employees are certain owners or officers of your Employer. A plan is a "top heavy plan" if the sum of the present value of Accrued Benefits for key employees is more than 50% of the sum of the present value of Accrued Benefits for all employees.

     Each year, the Administrator is responsible for determining whether your Plan is a "top heavy plan."

     If your Plan becomes top heavy in any Plan Year, then non-key and key employees will be entitled to certain "top heavy minimum benefits," and other special rules will apply. Among these top heavy rules are the following:

          (a) If your Accrued Benefit is less than the "top heavy minimum benefits," you may be entitled to at least the "top heavy minimum benefits."

          (b) If you are a participant in more than one Plan, you may not be entitled to "top heavy minimum benefits" under both Plans.

IX
CLAIMS BY PARTICIPANTS AND BENEFICIARIES

     Benefits will be paid to participants and their beneficiaries without the necessity of formal claims. You or your beneficiaries, however, may make a request for any Plan benefits to which you may be entitled. Any such request must be made in writing, and it should be made to the Administrator. (See the Article in this Summary entitled "GENERAL INFORMATION ABOUT YOUR PLAN.")

     Your request for Plan benefits shall be considered a claim for Plan benefits, and it will be subject to a full and fair review. If your claim is wholly or partially denied, the Administrator will furnish you with a written notice of this denial. This written notice must be provided to you within a reasonable period of time (generally 90 days) of your claim by the Administrator, The written notice must contain the following information:

          (a)  the specific reason or reasons for the denial;

          (b) specific reference to those Plan provisions on which the denial is based;

          (c) a description of any additional information or material necessary to correct your claim and an explanation of why such material is necessary; and

          (d) appropriate information as to the steps to be taken if you or your beneficiary wishes to submit your claim for review.

     If notice of the denial of a claim is not furnished to you in accordance with the above within a reasonable period of time, your claim will be deemed denied. You will then be permitted to proceed to the review stage described in the following paragraphs.

     If your claim has been denied, and you wish to submit your claim for review, you must follow the Claims Review Procedure.

1.   The Claims Review Procedure

          (a) Upon the denial of your claim for benefits, you may file your claim for review, in writing, with the Administrator.

          (b) YOU MUST FILE THE CLAIM FOR REVIEW NO LATER THAN 60 DAYS AFTER YOU HAVE RECEIVED WRITTEN NOTIFICATION OF THE DENIAL OF YOUR CLAIM FOR BENEFITS, OR IF NO WRITTEN DENIAL OF YOUR CLAIM WAS PROVIDED, NO LATER THAN 60 DAYS AFTER THE DEEMED DENIAL OF YOUR CLAIM.

          (c) You may review all pertinent documents relating to the denial of your claim and submit any issues and comments, in writing, to the Administrator.


          (d) Your claim for review must be given a full and fair review. If your claim is denied, the Administrator must provide you with written notice of this denial within 60 days after the Administrator's receipt of your written claim for review. There may be times when this 60 day period may be extended. This extension may only be made, however, where there are special circumstances which are communicated to you in writing within the 60 day period. If there is an extension, a decision shall be made as soon as possible, but not later than 120 days after receipt by the Administrator of your claim for review.

          (e) The Administrator's decision on your claim for review will be communicated to you in writing and will include specific references to the pertinent Plan provisions on which the decision was based.

          (f) If the Administrator's decision on review is not furnished to you within the time limitations described above, your claim will be deemed denied on review.

          (g) If benefits are provided or administered by an insurance company, insurance service, or other similar organization which is subject to regulation under the insurance laws, the claims procedure relating to these benefits may provide for review. If so, that company, service, or organization will be the entity to which claims are addressed. If you have any questions regarding the proper person or entity to address claims, you should ask the Administrator.

X
STATEMENT OF ERISA RIGHTS

1.   Explanation of Your ERISA Rights

     As a participant in this Plan, you are entitled to certain rights and protections under the Employee Retirement Income
Security Act of 1974, also called ERISA. ERISA provides that all Plan participants are entitled to:

          (a) examine, without charge, all Plan documents, including:

          (1)  insurance contracts;

          (2)  collective bargaining agreements; and

          (3) copies of all documents filed by the Plan with the U.S. Department of Labor, such as detailed annual reports and Plan descriptions.

     This examination may take place at the Administrator's office and at other specified employment locations of the Employer. (See the Article in this Summary entitled "GENERAL
INFORMATION ABOUT YOUR PLAN");

          (b) obtain copies of all Plan documents and other Plan information upon written request to the Plan Administrator.
     The Administrator may make a reasonable charge for the copies;

          (c) receive a summary of the Plan's annual financial report. The Administrator is required by law to furnish each participant with a copy of this summary annual report;

          (d) obtain a statement telling you whether you have a right to receive a retirement benefit at Normal Retirement Age and, if so, what your benefits would be at Normal Retirement Age if you stop working under the Plan now. If you do not have a right to a retirement benefit, the statement will tell you how many years you have to work to get a right to a retirement benefit. THIS STATEMENT MUST BE REQUESTED IN WRITING AND IS NOT REQUIRED TO BE GIVEN MORE THAN ONCE A YEAR. The Plan must provide the statement free of charge.

     In addition to creating rights for Plan participants, ERISA imposes duties upon the people who are responsible for the operation of the Plan. The people who operate your Plan, called "fiduciaries" of the Plan, have a duty to do so prudently and in the interest of you and other Plan participants and beneficiaries. No one, including your employer or any other person, may fire you or otherwise discriminate against you in any way to prevent you from obtaining a pension benefit or exercising your rights under ERISA.

     If your claim for a retirement benefit is denied in whole or in part, you must receive a written explanation of the reason for the denial. You have the right to have the Administrator review and reconsider your claim. (See the Article in this Summary entitled "CLAIMS BY PARTICIPANTS AND BENEFICIARIES.")

     Under ERISA, there are steps you can take to enforce the above rights. For instance, if you request materials from the Plan and do not receive them within 30 days, you may file suit in a federal court. In such a case, the court may require the Administrator to provide the materials and pay you up to $100.00 a day until you receive the materials, unless the materials were not sent because of reasons beyond the control of the Administrator.

     If you have a claim for benefits which is denied or ignored, in whole or in part, you may file suit in a state or federal court.

     If the Plan's fiduciaries misuse the Plan's money, or if you are discriminated against for asserting your rights, you may seek assistance from the U.S. Department of Labor, or you may file suit in a federal court. The court will decide who should pay court costs and legal fees. If you are successful, the court may order the person you have sued to pay these costs and fees. If you lose, the court may order you to pay these costs and fees if, for example, it finds your claim is frivolous.

     If you have any questions about this statement, or about your rights under ERISA, you should contact the nearest Regional
Office of the U.S. Department of Labor's Pension and Welfare
Benefits Administration.

XI
AMENDMENT AND TERMINATION OF YOUR PLAN

1.   Amendment

     Your Employer has the right to amend your Plan at any time.
In no event, however, will any amendment:

          (a) authorize or permit any part of the Plan assets to be used for purposes other than the exclusive benefit of participants or their beneficiaries; or

          (b)  cause any reduction in your Accrued Benefit.

2.   Termination

     Your Employer has the right to terminate the Plan. Upon termination, you will become 100% vested in your Accrued Benefit
(to the extent funded as of such date of termination).  Your
Employer may direct that either:

          (a) benefits be distributed to you in any manner permitted by the Plan as soon as practicable; or

          (b) the Trust created by the Plan be continued and benefits be distributed to you or your beneficiaries as if the Plan had not been terminated. (See the Article in this Summary entitled "BENEFITS UNDER YOUR PLAN.")

3.   Priorities Upon Termination

     Upon termination of the Plan, the assets of the trust shall be "allocated" or divided among participants and beneficiaries in accordance with the following priorities:

          (a) to provide benefits to former participants who have retired under the Plan prior to its termination.

          (b) to provide benefits to participants who have reached the Plan's Normal Retirement Date but have not retired on the date of termination.

          (c) to provide benefits to participants who have not reached Normal Retirement Date, in the order that each participant will attain his Normal Retirement Date. The benefit will be based on your Accrued Benefit at the time of termination.

     Any excess funds will be reallocated to all participants as specified in the Plan.

XII
BENEFITS INSURED BY PBGC

1.   Explanation of PBGC Insurance

     Benefits provided under this Plan are not insured by the Pension Benefit Guaranty Corporation (PBGC) because the insurance provisions of ERISA are not applicable to this Plan.