Form 10-K
period 1998-09-30
HOLOBEAM INC
filed 1998-12-31
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 1998, Commission file number 03385

                    HOLOBEAM, INC.
      (Exact name of registrant as specified in its charter)

Delaware                                     22-1840647
(State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)            Identification No.)

217 First Street, P.O. Box 287, Ho-Ho-Kus, NJ    07423-0287
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


                         (Title of Class)


                         (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x     No
          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $4,155,429.00 at December 4, 1998.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 302,213 Common Shares at December 4,1998.

               DOCUMENTS INCORPORATED BY REFERENCE.
     1.   Annual Report Form 10K for the year ended September 30, 1994.
     2.   Financial Statements for the year ended September 30, 1995.
     3.   Financial Statements for the years ended September 30, 1990 and 1989.
     4.   Annual Report Form 10K for the years ended September 30,
          1996 and 1997.
     5.   Holobeam, Inc. Defined Benefit Plan.

                              PART I
Item 1.  Business
     (a) In General. The Registrant was organized in October, 1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate and in developing surgical staples and the technology used to apply the staples and was formerly engaged in developing technology for semiconductor devices until 1994 when such activities were terminated.
     b) Industry Segments. For financial information in regard to Industry Segments, reference is made to Note 13 to the Financial Statements for the years ended September 30, 1998, 1997 and 1996.
     (c)  Description of Business.
          (i)  Principal Activities and
          (ii) Status of products and Real Estate Properties.
                         Medical Staples
     The Registrant is continuing its efforts in the area of Medical Staples for use in internal surgery. Four United States Patents have been received and foreign applications have been filed on a novel staple. The staple has been produced and animal testing has yielded favorable results during 1998. Additional testing has been started at a medical center and preliminary results have been successful enough to continue the project.
     A significant investment would be required if the Registrant were to pursue this area of business. The Registrant may seek a relationship of some sort with a firm active in the medical equipment area. However, no decision as to such a relationship has been made at this time.
                     Semiconductor Technology
     The Registrant had obtained a United States patent covering technology for the deposition of thin films of semiconductor materials, e.g., III-V materials such as binary or ternary semiconductor materials, on suitable substrates. Contracts to investigate the technology involved were given by the Solar Energy
                                3

 Research Institute (S.E.R.I.) of the United States Department of Energy (USDOE) to Brown University. This work, in order to support the length of research required to test the theories, was to test the quality of the materials and potential applications and the funds were supplied by the USDOE on the Solaris Solar Research program, Grant #DE-FG02-84C410203. Subsequently, Brown University performed additional investigations of the applications of the technology supported by the USDOE under the University Participation Program, Contract #XB5-05009-5. These investigations showed that the film deposition rates with the technology were faster than with conventional liquid phase epitaxy and were of high quality. However, variations in film thickness along the direction of flow were observed. If such variation cannot be solved, it would limit the possible commercial use of the technology. Further investigation of the technology by Brown University has ceased as governmental support for their research has terminated. The Registrant has no direct knowledge at this time of other research taking place using its technology. There is no assurance that the technology in question will find commercial application. During 1993 the Registrant expended $37,615.00 toward development of semiconductor technology and substantially reduced expenditures during 1994.
     During fiscal year 1994, the Registrant discontinued efforts relating to photovoltaic cells. Work in the field has moved in directions away from that of the Registrant's technology. There has been a substantial reduction of government support in this technical area and funding that had been received by laboratories exploring the Registrant's technology has terminated.
          Real Estate Development and Rental Activities
     The Registrant has rented two buildings it owns located at A&S Drive, Paramus, New Jersey: one to The Sports Authority, Inc. and the other to Tandy Corporation for retail purposes.
          (iii)      Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities have been acquired through commercial businesses engaged in the distribution of such supplies. The materials that the Registrant would require for development of commercial production of medical staples are widely available.
          (iv) Patents.
     The Registrant has filed several patent applications and has several patents issued in connection with medical staples for use in internal surgery. These applications and patents are as follows:


No. Serial No.     Title of Invention            Issue Date

 1. PCT/US94/02227        Staples                   03/01/94

 2. 08/512,766            Staples                   08/09/95

 3. 08/228,058            Staples                   08/29/95

 4. Canadian Pat. No.     Improved Staples (PCT NAT)08/18/98
    2,155,750

 5. European Pat. 94910801.3 Staples                03/01/94

 6. Australian Pat. 63568/94 Improved Staples       09/15/94

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

12. 08/024,501            Staples                   08/30/94

13. US Pat. #5,445,648    Staples                   08/29/95

14. US Pat. #5,342,396    Staples                   08/30/94

15. US Pat. #5,263,973    Surgical Stapling Method  11/23/93

16. US Pat. #5,667,527    Staples                   09/16/97

17. US Pat. #5,749,896    Staple Overlap            05/12/98

18. Japanese Pat. #2672713   Improved Staples       07/11/97

19. Brazilian Pat. #9405840-7     Improved Staples  09/01/95

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

     It is presently contemplated that Registrant's activities with respect to medical staples, if actual commercial activities are commenced, may be limited to licensing the technology to other firms or to forming some type of business relationship with other firms. The technology is in competition with alternative staples, some of the suppliers of which are well-established.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes.
     The obsolete style of the office building owned by the Registrant prior to and during 1991 made the attraction of suitable office tenants most difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for development of the adjacent site.
     In December 1991, the change in zoning was approved. The then existing building was rented to The Sports Authority, Inc. The market for retail space in Paramus, New Jersey area, although in recession, was not as adversely affected as was the market for office space.
     During 1994, a 30,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased by The Sports Authority, for use as a Computer City retail store. Tandy Corp. commenced paying rent in October 1994. Holobeam reimbursed Tandy Corporation $1,189,675 for the costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained.
            (xi) Research and Development.
     The Registrant discontinued engineering and development in connection with the development of technology associated with semiconductor devices during 1994 and no funds were expended in connection with these activities. During 1993 the Registrant recorded research and development costs of $37,615.00 on such technology. There have been no such costs expended during 1994, 1995, 1996, 1997 and 1998 in connection with this technology. The Registrant anticipates that no

Research and Development expenditures will be made with respect to semiconductor technology during the year ended September 30, 1999.
     The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 1998, 1997 and 1996, the Registrant expended $224,693.00, $147,562.00 and $219,001.00, respectively, in connection with furtherance of this activity. Such costs have been currently expensed and consist principally of materials, supplies and costs associated with design and development.
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     If the semiconductor technology developed had ever reached production, the Registrant would have engaged an accredited, outside manufacturing firm to perform the production process. One feature of the Registrant's technology was the absence of significant waste materials. Since the Registrant's semiconductor technology was developed, other technologies have advanced the state-of-the-art and new directions in this field have rendered the Registrant's technology less attractive.
     The Registrant's activities with regard to medical staple technology, at present, are limited to engineering, development and testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.
     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.

          (xiii) Employees.
     At September 30, 1998, the Registrant employed three persons as compared to the three persons at September 30, 1997 and three persons at September 30, 1996.
          (d) Financial Information About Foreign and Domestic Operations and Export Sales.
     The Registrant is not engaged in foreign operations and does not export to foreign countries.
Item 2.  Properties
     The Registrant's headquarters and principal facilities are located at 217 First Street, Ho-Ho-Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space on a 12 month lease that is annually renewable. The Registrant owns two office buildings of 62,000 square feet and 30,000 square feet located at 50 A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982. (Reference is made to Notes 4, 8, 9 and 10 to the Financial Statements for the fiscal year ended September 30, 1991, 1990 and 1989.)
     Pertinent information concerning the Registrant's properties is as follows. (Reference is made to Schedule XI of the accompanying Financial statements for the years ended September 30, 1997 and 1996.)
                                  Building          Building
                                Paramus, NJ             Paramus, NJ


Year Acquired                      1971                1994

Gross Square Footage              62,000              30,000

Percent Leased at 9/30/95          100%                100%

Acquisition Cost               $  718,881               $2,592,513
(2)

Capital Improvements Since
   Acquisition                 $3,649,850  (1)              -0-

Total Investment               $4,587,133  (3)          $2,826,843
(4)

Mortgage Balance               $6,264,064               $   -0-

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

     In 1983, the Registrant purchased 2.799 acres of land located in Paramus, New Jersey and adjacent to the building owned by the Registrant at 50 A&S Drive. The purchase price was $173,565 which was paid in cash. Since 1983, the Registrant has incurred costs in the amount of $60,805 for various improvements and architectural work relating to development of this property. During 1992, 1991 and 1990, the Registrant spent $293,784, $78,051 and $50,667 respectively in connection with an application for a use variance for the site and various site improvements that would enable the construction of a commercial or retail building on the site. The change in zoning to retail use was approved by the Borough of Paramus in December 1991. The change in zoning to allow retail use also required new site plan approval because the change in use requires new traffic pattern studies, parking lot re-design and significant additional changes in order to comply with governmental requirements.
     In addition, the Registrant expended $964,505 through September 30, 1994 for site plan approval and changes, and toward construction of a building on the site. No depreciation or amortization was recorded until the building and site were put into service. During October 1994, construction was completed by Tandy Corporation of a retail building on the Registrant's site. The building is now being used for a Computer City retail store. (Reference is made to Note 13 to the Registrant's 1994 Financial Statements and to Item 1, Part X of the 1994 Form 10K.) The source of funds for any additional improvements will be the cash and cash equivalents reflected on the Balance Sheet, and if necessary, the Cash Flows associated with the Rental Income generated by the Operating Leases. (Reference is made to Note 3 of the accompanying Financial Statements for the years ended September 30, 1997 and 1996.)
     The zoning change approval allowed for retail use of the property and significantly enhanced the opportunities for attracting a suitable tenant for the site.
     When purchased, the site adjacent to the building owned by the Registrant, was 12 (twelve) feet below the acceptable construction level and required significant amounts of fill together with site engineering costs to acquire site plan approval for a building from the appropriate governmental regulatory authorities.
     In addition, the Registrant expended funds to change the zoning of the property from office use to retail use. This change in zoning allowed the Registrant to seek tenants who were engaged in retail operations for the site and resulted in the October 1994 tenancy of Computer City. (Reference is made to Note 12 of the Financial Statement for the year ended September 30, 1997.)
     The Registrant was not able to lease the property since the original site plan allowing office use was approved until the Computer City occupancy of October 1994 for retail use. The market for office space has seen significant decline during the years ended September 30, 1990, 1991, 1992, 1993 and 1994. The vacancy rate for such space had reached 28% during the year ended September 30, 1994 and 1993, respectively for the area in which the Registrant competes, Bergen County, New Jersey.
     The occupancy rate for the building owned by the Registrant and under lease to The Sports Authority Inc. for the past five (5) years is as follows:
                         1998        100%
                         1997        100%
                         1996        100%
                         1995        100%
                         1994        100%

     The building owned by the Registrant and under lease to Tandy Corp. has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made in 1995, 1996, 1997 or 1998.

                                    1994            1993      1992

Zoning Changes and Site Plan Approvals:
   Legal Fees                      $ 2,859   $ 10,093  $ 15,840
   Governmental Fees                11,827     55,811    19,990
   Engineering                      11,049     39,171    57,954
   Paramus Park                      -0-       -0-      200,000

      Total Related Costs          $25,735   $105,075  $293,784

     The payment of $200,000 during 1992 to Paramus Park, a retail shopping mall adjacent to the site currently being developed by the Registrant, was a one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in con-nection with professional services rendered to obtain governmental approvals.
     No payments to affiliated parties were made in connection with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval. Any payments to affiliated parties are unrelated to the cost of such activities and are detailed and disclosed in Item 11 (d) of this report.
     During 1998, Computer City, Inc. retail stores were acquired by CompUSA, Inc., another retailer of computers, computer accessories and software. The Registrant accepted assignment of the Computer City lease by CompUSA and Tandy Corporation remains in the lease as the guarantor.
Item 3.  Legal Proceedings.
     There are no legal proceedings of a material nature to which the Registrant is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission to Matters to a Vote of Security Holders.
     None.
                                12

                                 PART II
Item 5.  Market for the Registrant's Common Stock and Related
Stockholder
         Matters.
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price offered by Walsh Manning Securities Inc., New York, New York on December 4, 1998 was $11.00 per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 4, 1998 was 630.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 1998, 1997 or 1996 fiscal years. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
     (d)  Changes in Securities.
     (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
     The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows:
(Source: National Quotation Bureau). (On July 18, 1993, the Company shares were deleted from NASDAQ.)

                                 1998                1997
                              high  low           high  low

Quarter Ended Dec. 31    11.00     11.00          11.00     11.00

Quarter Ended Mar. 31    11.25     11.00          11.00     11.00

Quarter Ended June 30    11.50     11.25          11.00     11.00

Quarter Ended Sept. 30   14.75     12.75          11.00     11.00

     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.
Item 6.  Selected Financial Data.
     Financial information for the five-year period commencing October 1, 1993 and ending September 30, 1998 is presented below.
                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,


                     1998        1997        1996     1995           1994
                                                     Restated
Gross Income      $1,964,562  $1,873,382  $1,856,218  $1,895,392  $1,239,344
Net Income (Loss) $  166,891  $  303,882  $  306,434  $  334,594  $  556,787
Weighted Average
   Number of
   Common Shares
   Outstanding       304,237     310,426     316,992     323,596     335,211
Earnings Per
   Share (Loss)       $ 0.55     $  0.98    $   0.97     $  1.03   $    1.66
Total Assets      $7,255,082  $7,552,667  $7,743,614  $8,931,962  $7,456,189
Long-Term Debt    $5,984,002  $6,310,060  $6,667,298  $6,946,564  $7,002,162
Shareholders'
    Equity        $  856,536  $  748,020  $  558,463  $  371,422  $   68,070
Gross Rental
    Income        $1,925,534  $1,845,509  $1,838,216  $1,834,829  $1,208,217
Net Rental Income $1,667,028  $1,578,010  $1,577,254  $1,554,791  $1,039,686

Item 7.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations.
     (1)  Liquidity.
          The Registrant funded construction site preparation, engineering and site plan approvals for a 30,000 sq. ft. building presently occupied by Tandy Corporation as a Computer City retail store. Total costs related to
                                14
the building construction amounted to $2,592,513 and the building was placed in service during the fiscal year ended September 30, 1995. (Reference is made to the Registrant's Annual Report, Form 10K for the year ended September 30, 1994, Item 1(c), Item 2 and to
Note 3 to the Registrant's financial statements for the year ended September 30, 1995.)
          These construction costs were funded in part by the proceeds of the First Mortgage on the 62,000 sq. ft. building owned by the Registrant (and occupied by The Sports Authority), in part by the Tenant allowance for construction pursuant to the lease agreement and by cash flows associated with the operating leases for both buildings.
          Gross Rents and net rental income associated with the operating leases on the properties of the Registrant are sufficient to provide the cash flows necessary to fund the Registrant's operations. The lease terms expire in 2009 (Tandy Corporation) and 2012 (The Sports Authority) and include options for renewal. In the event that the lease options are exercised, revenue will continue beyond 2009 and 2012.
          Total minimum future rental income associated with these leases approximates $28,111,000.00 and should be adequate to fund the Registrant's real estate rental activities and to provide the cash flows necessary to fund the surgical staple development and engineering project.

     (2)  Capital Resources
          Since building construction has been completed, the Registrant does not anticipate future additional capital requirements for the rental properties other than those that are routine and incidental to its rental operations. Expenses are expected in connection with maintenance, insurance and taxes, but no major capital projects are planned at this time.
          The Registrant expects to continue to fund the development and engineering associated with its activities with the medical staples technology. Testing has commenced at a medical center and is expected to continue during 1999. Results during 1998 have been encouraging and the Registrant expects to continue with the project. The Registrant expects that the maximum funding requirement during 1999 in connection with the development, engineering and testing will approximate $300,000.00 and will be funded from cash flows provided by the real estate rental activities. No revenues are projected in connection with the medical staples technology during 1999.
          During 1998 the Registrant established a defined benefit plan covering all eligible employees who have completed one year of service. Benefits are based upon years of service and average compensation during the three years in which the participant earned the highest compensation.
          The Registrant's funding policy is to make annual contributions to the plan in amounts sufficient to fully provide for all employees' benefits by the time they retire.
          During 1998 the Registrant's pension contribution was $307,773.00 and was included in General and Administrative expenses in the Statement of Operations in the accompanying Financial Statements for the year ended September 30, 1998. (Reference is made to Note 15 to the Financial Statements for the year ended September 30, 1998 and to the Exhibit filed August 8, 1998 with the Registrant's Quarterly Report on Form 10Q for the Quarter ended June 30, 1998.)

     (3)  Results of Operations.
          (a) The Registrant recorded net income for the year ended September 30, 1998 in the amount of $166,891.00 as compared to $303,882.00 for the year ended September 30, 1997. The results of operations reflect improved revenues and income associated with the Registrant's real estate rental activities as net rental income was $1,667,028.00 as compared to $1,578,010.00 in 1997.

          The Registrant continues to experience consistent earnings performance due to 100% occupancy of the Registrant's rental properties and the favorable long-term operating leases. Costs associated with the Registrant's real estate rental activities are expected to remain at present levels during the short-term as are the revenues associated with such operating leases.
          Long term, costs are expected to rise with inflation and some capital maintenance and repairs are expected as the buildings mature and require more intensive upkeep. Since there are rental income escalation provisions contained in the operating leases, revenues are expected to be sufficient to provide for such costs, which are not expected to have any materially adverse effects upon the results of operations during the term of the leases.
          The Registrant continued to fund the engineering and development activities related to the surgical staple technology it has developed. Expenditures in connection with this project for 1998 were $225,041.00, which represented an increase of $77,479.00 when compared to the 1997 expenditures for the staples project. The Registrant expects to continue funding this project during 1999 and will utilize the cash flows and revenues from its real estate rental activities to fund the ongoing testing and development for the staples project. Testing has commenced at a medical center and initial results, although favorable, cannot assure the commercial viability of the Registrant's technology. When more definitive results can be obtained, the Registrant will analyze its position and determine if funding should continue beyond fiscal year 1999. The Registrant anticipates funding testing, development and patent activities in connection with the staples project during 1999 to approximate $300,000.00.
          During 1998, the Registrant contributed $307,773.00 to its defined benefit plan (pension plan) which covers all eligible employees who have completed one year of service. (Reference is made to Exhibit entitled"Defined Benefit Plan" filed with Quarterly Report 10Q for the Quarter ended June 30, 1998 and filed on August 8, 1998.) The Registrant expects to continue to fund the pension plan on an annual basis and does not expect the expense of such plan to have a materially adverse effect upon its financial condition.
          (b) The results of operations for the year ended September 30, 1997 indicate after tax income of $303,882.00 as compared to $306,434.00 for the fiscal year ended September 30, 1996. The Registrant has experienced consistent results of operations since the real estate rental properties have been 100% occupied and under favorable operating lease agreements. Because the buildings are under lease to The Sports Authority and to Tandy Corporation, such revenues are expected to continue to be uniform through 2009 when the Tandy lease expires. Costs are also expected to remain at present levels during the short term.
          Long term, the Registrant expects costs to increase, particularly with liability insurance, during the life of the leases. It is also expected that maintenance costs may increase as the buildings mature and may require more substantial and costly repairs. Funding of these costs is not expected to have a materially adverse effect upon the results of operations during the term of the leases.
          As previously discussed, the Registrant also expects to fund engineering and development activities associated with its medical staple technology in the maximum amount of $250,000.00 during 1998 which will be supported by the cash flows associated with the real estate rental activities. The Registrant funded the medical staples technology development in the amount of $147,562.00 during the year ended September 30, 1997.
          (c) The results of operations for the year ended September 30, 1996 indicate after-tax income of $334,594.00 for 1995. Performance for
                                18
the two years remained relatively stable resulting from revenues received under the operating leases of The Sports Authority, Inc. and Tandy Corp. Since the buildings are 100% occupied and will remain so until 2009, revenues are expected to continue to be uniform through 2009. Costs associated with the operating leases are expected to remain at present levels throughout the terms of the leases with the exception of costs associated with business liability insurance in connection with the leasing activities, which are expected to rise with inflation and risk factors.
          The Registrant expects to continue to fund research and development costs associated with the surgical staple project and such costs increased from $120,833.00 in 1995 to $219,001.00 in 1996. This increase resulted from additional expenditures for purchases of materials, supplies and design and drafting services during 1996. The Registrant expects to continue to fund the development during 1997 and anticipates that such expenditures will approximate $250,000.00 during 1997.
          At present, the fabrication and experiments being performed by the Registrant in connection with the surgical staples project are limited to engineering, design and development of staple design and to design of equipment to apply the staples. Such work may progress to animal testing during 1997 and if started, may take substantial time before conclusive results can be evaluated.

     (4)  Other Matters
          The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information system.
     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year

 1900 rather than the year 2000, which could cause miscalculations or systems failures. The costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such issues in a timely manner, it could result in a material financial risk. The Company does plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Item 8.  Financial Statements and Supplemental Data.
     Financial statements, supplementary financial information and Accountant's Report are filed with this report. (See Financial Statements and reports thereon of Fredericks and Company for 1997 and 1998.)
Item 9.  Disagreements on Accounting and Financial Disclosure.
     None.

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

Melvin S. Cook      Chairman of the Board    1999 Annual       1968
Age 67              President of Registrant    Meeting

William M. Hackett  Treasurer of Registrant  2000 Annual       1984
Age 55                                         Meeting

Beverly Cook        Office Manager and       2001 Annual       1995
Age 62              Secretary of Registrant    Meeting

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

                                                       Date First
Name and Age             Title           Term           Elected

Melvin S. Cook      Chairman of the Board    Annual       1968
Age 67

William M. Hackett  Secretary and Treasurer of    Annual       1975
Age 55              the Registrant

Beverly Cook (1)    Secretary of the Registrant   Annual       1997
Age 62

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

William M. Hackett  Vice President of Registrant from          None
                    August 23, 1975 until June 1, 1981 and
                    Controller of Registrant and member of
                    accounting staff from October 1973 to
                    August 1975.  Treasurer of Registrant
                    from June 1981 to present. Vice President of CMA Co., Inc. from November 1986 to present. Elected President of CMA Co., Inc.
                    in 1998.

Beverly Cook   Office Manager of Registrant from June 1,       None
               1981 until present.  Married to Melvin S.
               Cook, President and Chairman of the
               Board of Directors.

(1) Martin R. Infante, Secretary of the Registrant and member of the Board of Directors of the Registrant served in such capacities until his death during the year ended September 30, 1997.
          (f)  Not applicable.
Item 11.  Management Compensation.
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 1998 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000.00, and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.

                                          HOLOBEAM, INC.
                                             Form 10K
                                    Summary Compensation Table
                                        September 30, 1998


                                                  Long Term Compensation

Name and                Annual Compensation                 Awards         Payouts     All Other
Principal           Year  Salary  Bonus Other Restricted Stock  SUO/SARS LTIP Payouts Compensation
Position
Melvin S. Cook      1998 $250,000  -0-  -0-            -0-       -0-       -0-              -0-
 President and CEO  1997  250,000  -0-  -0-            -0-       -0-       -0-              -0-
   and Director     1996  200,000  -0-  -0-            -0-       -0-       -0-              -0-

William M. Hackett  1998   17,550  -0-  -0-            -0-       -0-       -0-              -0-
 Treasurer and      1997   17,550  -0-  -0-            -0-       -0-       -0-              -0-
   Director         1996   17,550  -0-  -0-            -0-       -0-       -0-              -0-

Martin R.Infante(1) 1998      -0-  -0-  -0-            -0-       -0-       -0-              -0-
 Secretary and      1997      -0-  -0-  -0-            -0-       -0-       -0-            9,999
   Director         1996      -0-  -0-  -0-            -0-       -0-       -0-           29,984

Beverly Cook        1998   75,000  -0-  -0-            -0-       -0-       -0-              -0-
                    1997   75,000  -0-  -0-            -0-       -0-       -0-              -0-
                    1996   54,167  -0-  -0-            -0-       -0-       -0-              -0-

All Officers and    1998  342,550  -0-  -0-            -0-       -0-       -0-              -0-
 Directors as a     1997  342,550  -0-  -0-            -0-       -0-       -0-            9,999
   Group            1996  271,717  -0-  -0-            -0-       -0-       -0-           29,984




(1) Martin Infante performed services for the registrant as landlord and insurance broker. See Item 11(D) of this report. Mr. Infante died during the year ended September 30, 1997

Item 11 (cont'd.)
     The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant.
     Mr. Infante received no compensation as an employee of the Registrant. The amounts paid to Mr. Infante were in connection with his services performed as insurance agent and landlord.
During 1997, Mr. Infante's payments were limited to rental payments amounting to $9,999.00. (Reference is made to Notes 4 and 6 to the Financial Statements for the year ended September 30, 1997 and to
Item 11 (d) of Report, Form 10K for the year ended September 30,
1997.)
     (a) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 1998, 1997 and 1996.
     (b) The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000.00 as well as all officers and directors as a group since October 1, 1997.
                              All Directors and Officers as a Group
Options Granted                                      0
Options Exercised                                    0
Unexercised Options Held at 9/30/98                  0
     (d) During the fiscal year of the Registrant ended on September 30, 1997, the Registrant utilized the services of Mr. Infante as a landlord. In the opinion of the Registrant, the amounts paid to Mr. Infante in respect to the foregoing were in all cases fair to the Registrant and were consistent with the amount which would have been paid had the transaction occurred with unaffiliated parties. (Reference is made to Notes 4 and 5 to the Financial Statements of the Registrant for the years ended September 30, 1997 and 1996.)
     The amounts paid to Mr. Infante during the years ended September 30 1997 and 1996 are presented below:

                              1997           1996
Rent Expense                  $ 9,999        $10,908
Insurance                       -0-           19,076
Total Payments                $ 9,999        $29,984

The following Table sets forth information about the Company's defined benefit pension plan benefits:
                              Pension Plan Table
                              Years of Service
Remuneration                       37
60,000                             60,000
160,000                            107,112
200,000                            107,112
Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Company. For Melvin Cook and Beverly Cook the amounts equaled $107,112 and $60,000, respectively, as of September 30, 1998. Melvin Cook and Beverly Cook were credited with 36 years of service each under the Pension Plan as of September 30, 1998. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for social security or any other amounts.

                             PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     (a)  The stockholding of each person who is known by the
Registrant to own beneficially more than 5% of any classes of securities as of December 4, 1998 is as follows:
Title of Class           Name & Address      Amount Owned   % of Class

Common Stock, Par        Melvin S. Cook           123,497    40.9%
Value $0.10 Per Share    540 Ravine Court
                         Wyckoff, NJ  07481

Common Stock, Par        Beverly Cook              95,000    31.4%
Value $0.10 Per Share    540 Ravine Court
                         Wyckoff, NJ  07481

     (b) The stockholding of Officers and Directors as a group as of December 10, 1998 are as follows:
Title of Class      Amount Beneficially Owned          % of Class

Common Stock, Par Value           218,497                     72.3%
$0.10 Per Share

     (c) There are no contractual arrangements that might result in a change of control of Registrant.
Item 13.  Certain Relationships and Related Transactions.
     Martin R. Infante, Former Secretary and Director provided services to the Registrant in his capacity as a principal in the Martin Infante Insurance Agency and as a landlord.
     During the fiscal years ended September 30, 1997 and 1996, the amounts paid to Mr. Infante in connection with such services were as follows:

                              1997           1996
Rent Expense                  $9,999         $10,908
Insurance                       -0-           19,076
Total Payments                $9,999         $29,984
     Reference is made to Item 11 (d) of Form 10K and to Notes 4 and 6 to the Financial Statements for the year ended September 30, 1997.
Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8K
     (a) Index to Financial Statement filed as part of the Annual Report and attached.
     (b)  Reports on Form 8K.
     (c) Lease with The Sports Authority, Inc. filed as part of the 1993 Annual Report Form 10K-A.
     (d)  Financial Statement Schedules.
     (e)  Lease with Tandy Corp. filed as part of the 1995 Annual
Report Form 10K.
     The following is a list of Financial Statement Schedules filed as part of this Annual Report on Form 10K. All other schedules omitted herein are so omitted because either (1) they are not applicable, or (2) they required information is shown in the Financial Statements.
          Schedules

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


Articles of Incorporation and By Laws

   Articles of Incorporation                        (1)

   By-Laws                                          (1)

   By Laws as Amended                               (2)

Instruments Defining Rights of Share-
   holders Including Indentures

   Specimen Certificate for Shares of
      Common Stock                             (1)

   Security Combination Agreement                   (1)

Additional Exhibits - Exchange Offer                (3)

                    - Lease with Sports
                      Authority, Inc.                (4)

                    - Lease with Tandy
                      Corporation                   (5)

Form 8K - Change in Certifying Accountants          (6)

Form 8K-A - Change in Certifying Accountants        (7)

Defined Benefit Plan                                (8)

Legend
     (1) Filed September 21, 1968 as an Exhibit to Form 10K and incorporated herein by reference.
     (2) Filed December 15, 1986 as part of proxy statement and incorporated herein by reference.
     (3)  Filed December 23, 1983 - Exchange Offer.
     (4) Filed October 12, 1994 as an exhibit to Form 10K-A and incorporated herein by reference.
     (5)  Filed December 21, 1995 as an exhibit to Form 10K.
     (6) Filed November 15, 1996 and incorporated herein by reference.

     (7) Filed November 20, 1996 and incorporated herein by reference.
     (8) Filed August 8, 1998 with Quarterly Report 10Q and incorporated herein by reference.

Supplemental Information
     No annual report or proxy material has been sent to security holders. Such annual report and proxy material are to be furnished to security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders.

                          HOLOBEAM, INC.
                             Form 10K
                        September 30, 1998

                            Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant     Holobeam, Inc.

By   William M. Hackett

Date December 28, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     Melvin S. Cook
     President and Chairman of the Board

Date:     December 28, 1998



By:  William M. Hackett
     William M. Hackett
     Director and Treasurer

Date:     December 28, 1998



By:  Beverly Cook
     Beverly Cook
     Director

Date:     December 28, 1998

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED
              SEPTEMBER 30, 1998, AND 1997 AND 1996
































                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS

HOLOBEAM, INC.

INDEX TO FINANCIAL STATEMENTS





                                                                  PAGE
INDEPENDENT ACCOUNTANTS' REPORT                                    F-1

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                 F-2,3

  STATEMENTS OF OPERATIONS                                         F-4

  STATEMENTS OF SHAREHOLDERS' EQUITY                               F-5

  STATEMENTS OF CASH FLOWS                                         F-6

  NOTES TO FINANCIAL STATEMENTS                                  F7-18

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 1998,
 1997 AND 1996

  V  PROPERTY AND EQUIPMENT                                       F-19

  VI ACCUMULATED DEPRECIATION AND AMORTIZATION
      PROPERTY AND EQUIPMENT                                      F-20

  X  SUPPLEMENTARY INCOME STATEMENT INFORMATION                   F-21

  XI REAL ESTATE AND ACCUMULATED DEPRECIATION                     F-22

  XII     MORTGAGE LOANS REAL ESTATE                              F-23

ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT
APPLICABLE, OR THE INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                 R.A. Fredericks & Company, LLP
                  Certified Public Accountants
         240 Main Road   US Hwy. Route 202
                  Montville, New Jersey 07045
            Tel: (973) 263-2900 Fax: (973) 316-6940

         P.O. Box 206  Wood - Ridge, New Jersey 07075
                      Tel: (201) 507-0041




                 INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 1998 and 1997 and the related statements of operations, shareholders' equity and statements of cash flows for the years ended September 30, 1998, 1997, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 1998 and 1997, and the results of its operations, shareholders' equity and its cash flows for the years ended September 30, 1998, 1997, 1996, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.






  R.A. FREDERICKS & COMPANY, LLP


Montville, New Jersey
December 16, 1998

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997




                              ASSETS

                                                        1998         1997

CURRENT ASSETS
     Cash (including cash equivalents of $268,932
      in 1998 and $227,732 in 1997)                $   301,623 $   365,308
     Short-term Investments                            421,282     400,000
     Accrued Interest                                    5,823       4,051
     Prepaid Income Taxes                                    -       3,196
     Prepaid Expenses                                    8,092       6,452
                                                    ----------  ----------
TOTAL CURRENT ASSETS                                   736,820     779,007
                                                    ----------  ----------
PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                            452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
                                                    ----------  ----------
     TOTAL                                           7,414,016   7,414,016

     Machinery and Equipment                            66,939      66,939
     Furniture and Fixtures                             20,633      12,657
                                                    ----------  ----------
     TOTAL                                           7,501,588   7,493,612

Less: Accumulated Depreciation and Amortization      1,569,407   1,354,980
                                                    ----------  ----------
PROPERTY AND EQUIPMENT-NET                           5,932,181   6,138,632
                                                    ----------  ----------
OTHER ASSETS
     Patents and Patent application cost, net of
     accumulated amortization of $204,001 in 1998
      and $190,668 in 1997                              76,024      83,862
     Deferred Charges                                  510,057     551,166
                                                    ----------  ----------
TOTAL OTHER ASSETS                                     586,081     635,028
                                                    ----------  ----------
TOTAL ASSETS                                       $ 7,255,082 $ 7,552,667
                                                   =========== ===========



   The accompanying notes are an integral part of the financial statements.
                               F-2

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997




               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       1998         1997
CURRENT LIABILITIES
     Mortgage Payable-Current Portion                $ 292,195 $   267,783
     Accounts Payable                                    6,832     116,172
     Franchise Taxes Payable                             8,976       8,593
     Income Taxes Payable                                5,580           -
     Other Accrued Expenses                             21,392      20,515
     Accrued Interest Payable                           45,707      47,661
     Accrued Commissions Payable                        33,862      33,863
                                                     ---------   ---------
TOTAL CURRENT LIABILITIES                              414,544     494,587
                                                     ---------   ---------
LONG-TERM DEBT
     Mortgage Payable (Net of Current Portion)       5,971,869   6,264,065
     Real Estate Commissions Payable                    12,133      45,995
                                                    ----------  ----------
TOTAL LONG-TERM LIABILITIES                          5,984,002   6,310,060
                                                    ----------  ----------
TOTAL LIABILITIES                                    6,398,546   6,804,647
                                                    ----------  ----------
SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized 2,000,000 Shares, Issued
       305,598 in 1998 and 1,052,598 1997               30,559     105,260
     Additional Paid in Capital                      9,825,498  12,399,699
     Accumulated Deficit                            (8,947,666) (9,114,557)
                                                    ----------- -----------
TOTAL                                                  908,391   3,390,402

     Less: Cost of Shares in Treasury (3,395
      in 1998 and 746,573 in 1997)                     (51,855) (2,642,382)
                                                    ----------  ----------
TOTAL SHAREHOLDERS' EQUITY                             856,536     748,020
                                                   -----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  7,255,082  $7,552,667
                                                   ===========  ==========




   The accompanying notes are an integral part of the financial statements
                               F-3

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                 1998           1997          1996
REVENUES
     Rental Income            $ 1,925,534   $1,845,509   $1,838,216
     Interest Income               38,977       27,873       18,002
     Other                             51            -            -
                               ----------   ----------   ----------
TOTAL                           1,964,562    1,873,382    1,856,218
                               ----------   ----------   ----------

COSTS AND EXPENSES
     Rental Expense               258,506      267,499      260,962
     General Expense              633,625      347,556      253,146
     Interest Expense             564,525      587,061      607,719
     Research and Development     225,041      147,562      219,001
     Other                              -       10,022            -
                               ----------   ----------   ----------
TOTAL                           1,681,697    1,359,700    1,340,828
                               ----------   ----------   ----------
INCOME BEFORE INCOME TAXES        282,865      513,682      515,390

INCOME TAX EXPENSE                115,974      209,800      208,956
                               ----------   ----------   ----------
NET INCOME                      $ 166,891    $ 303,882    $ 306,434
                               ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                      304,237      310,426      316,992
                               ----------   ----------   ----------
EARNINGS PER SHARE              $     .55    $     .98    $     .97
                               ==========   ==========   ==========











   The accompanying notes are an integral part of the financial statements.
                               F-4

HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



                                                          Additional
                                       Common Stock         Paid-In     Accumulated        Treasury Stock
                                    Shares      Amount      Capital      Deficit          Shares   Amount

BALANCE, SEPTEMBER 30, 1995        1,052,598    $105,260   $12,399,699   $(9,724,873)   730,455   $2,408,664

  Net Income                                                                 306,434

  Purchase of Treasury Stock                                                              8,624      119,393
                                  ----------     -------   -----------    ----------    -------    ---------
BALANCE, SEPTEMBER 30, 1996        1,052,598    $105,260   $12,399,699   $(9,418,439)   739,079   $2,528,057

  Net Income                                                                 303,882

  Purchase of Treasury Stock                                                              7,494      114,325
                                  ---------     --------   -----------   -----------    -------    ---------
BALANCE, SEPTEMBER 30, 1997       1,052,598     $105,260   $12,399,699   $(9,114,557)   746,573    2,642,382

  Net Income                                                                 166,891

  Purchase of Treasury Stock                                                              3,822       58,375

  Retirement of Treasury Stock     (747,000)     (74,701)   (2,574,201)                (747,000)  (2,648,902)
                                  ---------     --------   -----------   -----------   --------    ---------
BALANCE, SEPTEMBER 30, 1998         305,598     $ 30,059   $ 9,825,498   $(8,947,666)     3,395     $ 51,855
                                  =========     ========   ===========   ===========   ========    =========


 The accompanying notes are an integral part of the financial statements.
                                            F-5

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                  1998      1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $166,891  $303,882  $ 306,434
                                                --------  --------  ---------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Loss on disposition of assets                      -    10,022          -
    Depreciation                                 214,427   212,487    206,651
    Amortization                                  54,442    54,895     56,037
    Patent and Patent Application Costs           (5,495)   (9,477)   (30,048)

Increase (Decrease) in:
    Accounts Payable and Accrued Expenses       (104,454)  (45,637)    20,551
    Real Estate Brokers Commissions              (33,863)  (89,455)   (33,863)

Decrease (Increase) in:
    Other Receivables                                  -    49,230          -
    Deferred Tax Asset                                 -    91,800    203,790
    Interest Receivable                           (1,772)   (4,051)     3,758
    Prepaid Expenses                               1,556    (3,336)     ( 608)
                                                --------  --------   --------
Total Adjustments                                124,841   266,478    426,268
                                                --------  --------   --------
Net Cash Provided by Operating Activities        291,732   570,360    732,702
                                                --------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments               (21,282) (400,000)         -
Capital Expenditures                              (7,976)  (51,587)         -
Proceeds from Sale of Assets                           -     7,500          -
                                                 -------- ---------  --------
Net Cash Used in Investing Activities            (29,258) (444,087)         -
                                                 -------- ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage            (267,784) (245,412)  (224,902)
Purchase of Treasury Stock                       (58,375) (114,325)  (119,393)
Principal Payments on Loan Payable-Tandy               -         -  1,137,175
                                                ---------  -------- ---------
Net Cash Provided (Used) by
Financing Activities                            (326,159) (359,737)(1,481,470)
                                                --------  --------  ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             (63,685) (233,464)  (748,768)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                365,308   598,772  1,347,540
                                               ---------  --------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $  301,623 $ 365,308  $ 598,772
                                               =========  ========   ========
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                $   566,479 $ 588,852   $609,359
Income Taxes Paid                            $   107,198 $ 124,925   $  3,041


The accompanying notes are an integral part of the financial statements.
                                    F-6

 HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Nature of Operations

              The Company is engaged in the rental of real property for retail use and in development of surgical staples and the technology used to apply the staples for use in internal surgery.

          b.  Depreciation and Amortization

              It is the policy of the Company to provide for depreciation and amortization of the building and equipment on a straight-line and accelerated basis in amounts sufficient to write-off the cost of the assets over their estimated useful lives, which are as follows:

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

          c.  Earnings Per Share

              Earnings per share of common stock has been computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share of common stock is the same as earnings per share prior to dilution.

          d.  Common Stock

              Each share of common stock is entitled to one vote. No such shares of common were reserved at September 30, 1998, 1997, 1996. On February 19, 1998, the
              Company retired 747,000 shares of Treasury Stock purchased between 1970 and January of 1998 at a cost of $2,648,902.

          e.  Statement of Cash Flows

              For purposes of reporting cash flows, all liquid investments with original maturities of three months or less are considered cash equivalents.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f.  Income Taxes

              Deferred income taxes are provided on temporary differences between financial statement and income tax bases of assets and liabilities. Generally, deferred tax assets are recognized in the current period for the future benefit of net operating loss carry forwards and items for which expenses have been recognized for financial statement purposes, but will be deductible in future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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
NOTE 2.   INCOME TAXES

          The deferred tax assets recorded on the balance sheet as of September 30, are as follows:

                                          1998        1997             1996

          Deferred tax asset       $         -    $      -        $ 91,800
          Valuation allowance                -           -               -
                                   -----------    --------        ---------
          Net deferred tax asset   $         -    $      -         $ 91,800
                                   ===========    ========        =========
          Net operating loss carryovers of the Company, aggregated approximately $0 at September 30, 1998 and 1997, and
          $270,000 at September 30, 1996.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 2.   INCOME TAXES (Continued)

          The sources of deferred income taxes for the years ended September 30, are as follows:

                                            1998            1997          1996

          Depreciation              $          -     $         -    $        -
          Net operating loss
              carryover                        -               -       270,000
                                    ------------     -----------     ---------
                                    $          -     $         -     $ 270,000
                                    ============     ===========     =========
          The difference between the statutory federal income tax
          rate on income before income taxes and the Company's
          effective income tax rate is as follows:
                                                 1998       1997        1996

          Federal statutory income tax rate       34%        34%         34%
          State tax provisions, net of
           federal benefits                        6          6           6
          Other                                    1          1           1
                                                  --         --          --
          Effective income tax expense rate       41%        41%         41%
                                                  ==         ==          ==
          Income tax expense (benefit) consisted of the following:

                                     1998               1997           1996
          Current
            Federal           $     89,716          $  69,000       $  2,916
            State                   26,258             49,000          2,125

          Deferred
            Federal                      -             91,800        184,508
            State                        -                  -         19,407
                                 ---------          ---------      ---------
                                 $ 115,974          $ 209,800      $ 208,956
                                 =========          =========      =========
          In 1998, 1997 and 1996, the net operating loss carryovers do not agree with the accumulated deficit on the balance sheets for the same periods because some net operating losses have expired and because capital losses are not included in the net operating loss carryovers.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


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

                                        1998            1997           1996
 Buildings and building improvements:
           Cost                      $ 6,961,244     $6,961,244    $6,961,244
           Accumulated depreciation    1,526,605      1,326,646     1,126,687
                                     -----------     ----------     ---------
           Net buildings and building
              improvements           $ 5,434,639     $5,634,598    $5,834,557
                                     ===========     ==========    ==========
          The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

         1999     1,925,717         2004 $2,116,467   2009         $2,331,017
         2000     2,020,217         2005  2,225,142   2010          1,497,842
         2001     2,020,217         2006  2,225,142   2011          1,497,842
         2002     2,108,447         2007  2,322,194   2012          1,373,022
         2003     2,116,467         2008  2,331,017              ------------
                                                      Total       $28,110,750
                                                                 ============
          Net rental income consists of the following:
                                     1998         1997              1996
          Rental income           $1,925,534    $1,845,509       $1,838,216
          Depreciation expense      (199,959)     (199,959)        (199,987)
          Other expenses             (58,547)      (67,540)         (60,975)
                                  ----------    ----------       ----------
          Rental income, net     $ 1,667,028    $1,578,010       $1,577,254
                                  ==========    ==========       ==========
          In 1998, 1997, and 1996, depreciation expense included all depreciation of the rental buildings and building improvements.

          a) The Company entered into a triple net lease agreement with The Sports Authority, Inc., Fort Lauderdale, Florida. The term of the lease is twenty (20) years with four (4) options to extend the term for an additional period of five (5) years in each option.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

          a) The Company obtained additional mortgage financing totaling $7,500,000 in order to fund reimbursement to The Sports Authority, Inc., whose former parent company, K-Mart Corporation (K-mart Corporation is a public company and financial information regarding K-mart is publicly available) has guaranteed the incremental monthly rental payments over the remaining life of the lease. (See Note 8).

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

          b) Tandy Corporation has constructed a 30,000 sq.ft. building on the Company's site located in Paramus, N.J. for use as a Computer City retail store. Tandy Corporation commenced paying rent to the Company pursuant to the terms of the operating lease on October 1, 1994. The lease term is for fifteen (15) years at an annual rental of $630,000 for the first five years, $724,500 for the second five years and $833,175 for the last five years. Tandy Corporation has three (3) options to extend the term of the lease for an additional period of five (5) years for each such option.

              Pursuant to the terms and conditions of the lease, the Company agreed to reimburse Tandy Corporation up to $1,200,000 plus the costs of paving the driveway and parking area and one-half (1/2) the cost of exterior lighting not attached to the building.
              This construction allowance was amended to $1,189,675 and paid in cash to Tandy Corporation on November 9, 1995.

              Costs associated with the 30,000 sq. ft. building are as follows:*

              Construction allowance paid to Tandy Corporation $1,189,675 Costs incurred by the Company for use variance and site improvement (deferred until put in
               service at October 1, 1994)                            434,821
              Construction costs incurred through September 30,
               1994 (deferred until put in service at October
               1, 1994)                                               964,505
              Construction costs incurred during 1995                   3,512
                                                                   ----------
              Total Costs of 30,000 sq. ft. building occupied
               by Tandy Corporation.                               $2,592,513
                                                                   ==========
              (*) Does not include costs of improvements incurred by the tenant.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

          b) The construction allowance was payable to Tandy Corporation two (2) months after a permanent certificate of occupancy was issued by local governmental authorities. According to the terms and conditions of the lease agreement, Tandy Corporation could accrue interest at the annual rate of 7% on the unpaid balance and could also cease paying rent until such amounts payable by the Company were paid. Accordingly, the Company elected to pay the amounts in full on November 9, 1995.

              On September 1, 1998, Tandy Corporation sold
              Computer City, Inc. to CompUSA, Inc. The lease was therefore assigned to CompUSA, Inc. and is still guaranteed by Tandy Corporation.

          The following is a condensed summary of financial
          information on the above publicly  held companies:
                         Tandy  The Sports
                   Corporation   Authority              K-Mart        CompUSA
                      12/31/97     1/28/98             1/28/98        6/27/98
                  (In Millions)(In Thousands)    (In Millions)  (In Thousands)
Current assets          $ 1,715  $  392,426            $  7,476      $ 922,867
Total assets              2,318     812,288              13,558      1,160,510
Current liabilities         976     292,716               3,274        634,000
Total liabilities         1,259     480,826               7,143        745,872
Minority interest             -      (2,089)                  -              -
Total stockholders'
 equity                   1,059     333,551               6,415        414,638
Net sales                 5,372   1,467,910              32,183      5,286,041
Cost of sales             3,358   1,045,028              25,152      4,540,717
Gross profit              2,014     422,882               7,031        745,324
Income before
 income taxes               304      34,732                 369         51,288
Income taxes                117      14,730                 120         19,745
Minority Interest             -      (2,191)                  -              -
Net income              $   187$     22,193            $    249      $  31,543

NOTE 4.   RELATED PARTY TRANSACTIONS

          An officer and member of the Board of Directors, acted in
          the capacity as insurance broker and was the Company's
          landlord until his death during the year ended September
          30, 1997.
                                                    1997           1996
              Landlord-Office rental
               and related services                 $9,999        $10,908
              Insurance                                  -         19,076
                                                    ------        -------
                                                    $9,999        $29,984
                                                    ======         =======
NOTE 5.   RESEARCH AND DEVELOPMENT

          Research and development expenses in the amount of $225,041 in 1998, $147,562 in 1997, and $219,001 in 1996,
          were charged to operations and included in costs and expenses.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 6.   RENT EXPENSE

          The Company had leased approximately 1,000 square feet of office space on a month to month basis at a monthly rental of $909 from a member of the Board of Directors (See Note 4) until August 31, 1997. The Company moved its headquarters to Ho-Ho-Kus, New Jersey and occupies approximately 1,000 square feet of office and laboratory space on an annual lease. Lease payments are $950 per
          month and are paid to an unaffiliated landlord.   Rent
          expense was $11,400 in 1998, $11,449 in 1997 and $10,908
          in 1996.

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

          The Company is continuing its efforts in the area of surgical staple design for use in internal surgery. Several United States Patents have been issued and foreign applications have been filed on a novel staple. The staple has been produced and it is anticipated that tests will continue during 1998 at a medical center. Research and development costs in the amounts of $225,041, $147,562 and $219,000 have been expended in connection with the surgical staple during 1998, 1997 and 1996, respectively.

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

          Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 9. The expense for the next five (5) years is presented below:

              1999                                  $5,126
              2000                                   5,126
              2001                                   5,126
              2002                                   5,126
              2003                                   5,126

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 8.   LONG-TERM DEBT (Continued)

          The balance outstanding for each debt issued at the end
          of 1998, 1997, and 1996 is as follows:
                                     1998            1997             1996
First Mortgage on
62,000 sq. ft. Building            $6,264,064     $6,531,848      $6,777,260

Real Estate Brokers Commissions
   Payable                             12,133         45,995         135,450
                                   ----------      ---------      ----------
          Total                     6,276,197      6,577,843       6,912,710

Less Current Portion                  292,195        267,783         245,412
                                  -----------     ----------      ----------
Long-Term Portion                 $ 5,984,002     $6,310,060      $6,667,298
                                  ===========     ==========      ==========
          There was no outstanding long-term debt at September 30, 1996 other than the first mortgage and real estate brokers commissions payable after September 30, 1996.
          The mortgage is secured by the land and building and operating lease agreement with The Sports Authority, Inc.
          (See Note 3).

          The principle payments of long-term debt for the term of the mortgage is as follows:

           1999         $292,195       2004      $451,978     2009    $699,136
           2000          318,832       2005       493,181     2010     762,870
           2001          347,897       2006       538,140     2011     338,083
           2002          379,611       2007       587,197
           2003          414,217       2008       640,727
NOTE 9.   DEFERRED CHARGES

          The composition of deferred charges and related amortization is as follows:

                                                 Real Estate
                                 Mortgage    Brokers Commissions
                       Total      Costs  Sports Authority Tandy Corp.
Original Cost        $712,160    $102,520     $279,584     $330,056
Accumulated
 Amortization         202,103      29,047       85,040       88,016
                     --------    --------     --------     --------
Balance 9/30/98      $510,057    $ 73,473     $194,544     $242,040
                     ========    ========     ========     ========
Original Cost        $712,160    $102,520     $279,584     $330,056
Accumulated
 Amortization         160,994      23,921       71,061       66,012
                     --------    --------     --------     --------
Balance 9/30/97      $551,166     $78,599     $208,523     $264,044
                     ========    ========     ========     ========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


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

NOTE 12.  CONCENTRATION OF CREDIT RISK

          The Company maintains its cash balances and short term investments in several financial institutions in excess of the $100,000 guarantee by the Federal Deposit
          Insurance Corporation (FDIC). At September 30, 1998, this excess amounted to $357,954.

          Substantially all of the Company's income is rental income received from two tenants. These tenants are subject to long-term lease agreements. (See Note 3)

NOTE 13.  FINANCIAL REPORTING BY BUSINESS SEGMENTS

          A summary description of the Company's business segments is as follows:

          Surgical Staples-Engaged in engineering and design of surgical staples for use in internal surgery, and in the technology used to fabricate the equipment issued to apply the staples.

          Electro-Optical-Engaged in engineering and development of equipment for the semi-conductor industry. The company has discontinued efforts relating to the electro-optical segment of its business.

          Rental-Engaged in leasing to tenants, the two retail buildings owned by the Company at 50 A&S Drive, Paramus, New Jersey.

          The Company has deferred its adoption of Financial
          Accounting Standards Board Statement (SFAS) No. 131
          "Disclosures About Segments of an Enterprise and Related Information" until year ending September 30,1999.
          However, the Company believes the Segments reported above will remain the same under SFAS 131.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


NOTE 13.  FINANCIAL REPORTING BY BUSINESS SEGMENTS (Continued)


                                            Revenues
                                1998                1997               1996
Business Segments:

 Surgical Staples      $                -      $         -     $          -
 Electro-Optical                        -                -                -
 Real Estate Rental             1,925,534        1,845,509        1,838,216
 Corporate                         39,028           27,873           18,002
                             ------------       ----------       ----------
     Total                   $  1,964,562       $1,873,382       $1,856,218
                             ============       ==========       ==========
Business Segments:                          Income (Loss)
                              1998                1997                1996
 Surgical Staples            $   (225,041)    $   (147,562)    $   (219,001)
 Electro-Optical                        -                -                -
 Real Estate Rental             1,667,028        1,578,010        1,577,254
                                ---------        ---------        ---------
     Total                      1,441,987        1,430,448        1,358,253
                                ---------        ---------        ---------
 General and Administrative
 Expenses                        (633,625)        (347,556)        (253,146)
 Interest Expense                (564,525)        (587,061)        (607,719)
 Other Income                      39,028           17,851           18,002
 Income Tax Expense              (115,974)        (209,800)        (208,956)
                               -----------     -----------       -----------
     Total                     (1,275,096)      (1,126,566)      (1,051,819)
                               ----------      -----------        ---------
 Net Income                    $  166,891      $   303,882        $ 306,434
                               ==========      ===========        =========
Business Segments:                      Identifiable Assets
                              1998                1997               1996
 Surgical Staples               $  60,738    $      63,599     $     61,729
 Electro-Optical                   15,286           20,263           26,442
 Real Estate Rental             6,397,468        6,638,536        6,885,752
 Corporate and Other
 Non-segment Items                781,590          830,269          769,691
                             ------------       ----------      -----------
     TOTAL ASSETS            $  7,255,082       $7,552,667       $7,743,614
                             ============       ==========       ==========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

NOTE 14.      FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 15.  PENSION PLAN

          The Company established a defined benefit plan in 1998 covering all eligible employees, who have completed one year of service. Benefits are based on years of service and the average compensation during the best three years of participation.

          The Company's funding policy is to make annual contributions to the plan in amounts such that all employees' benefits will be fully provided for by the time they retire. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

          Although it has not expressed any intention to do so, the Company has the right under the plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA.

          Net pension cost for the Company's defined benefit plan, determined under the provisions of the Statement of
          Financial Accounting Statements No. 87, includes the
          following components:
                                                                 1998
              a. Accumulated benefit obligation
                -vested                                         $ 307,773
                -non-vested                                             -
                                                                ---------
                -Total                                            307,773
              b. Additional benefits based on
                   Estimated future salary levels                       -
                                                               ----------

              Projected benefit obligation September 30           307,773
                                                                ---------
              Plan assets at fair value                           307,773
              Plan assets in excess of projected benefit
               obligation                                               -
              Unrecognized net obligation at transition                 -
              Unrecognized net (gain) loss                              -
                                                                ---------
              Prepaid pension cost                                $     -
                                                                =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



NOTE 15.  PENSION PLAN (CONTINUED)

              Assumed discount rate: 7%
              Expected long-term rate of return
               on plan assets: 7%

              The net periodic pension cost for the year ended
              September 30, includes the following components:

              1.  Service cost - benefits earned
                    during the period                           $ 287,638
              2.  Interest cost on projected benefit
                    obligation                                     20,135
                                                                  -------
              3.  Actual return on plan assets                          -
                                                                 --------
              4.  Net amortization and deferral                         -
                                                                  -------

                 a. Amortization of unrecognized net
                     obligation (asset) at transition                   -
                 b. Amortization of unrecognized
                     prior service cost                                 -
                 c. Amortization of unrecognized net
                     (gain) or loss                                     -
                 d. Asset gain or (loss) deferred                       -
                                                                  -------
                 e. Total                                               -
                                                                  -------
              5.  Net periodic pension cost (credit) =
                    (Item 1 + item 2 + item 3 + item 4 (e)      $ 307,773
                                                                =========
              The net periodic pension cost for 1998 was determined based on a 7% discount rate, a long - term rate of return of 7% on plan assets.

              The Company's pension plan was valued on October 1, 1997.

NOTE 16.  CONTINGENCIES

              The Company is engaged in a comprehensive project to assure all its systems are year 2000 compliant. Based on current estimates, the Company does not anticipate related material adverse effects on its financial condition, liquidity or results of operations.

                                                     Schedule V
HOLOBEAM, INC.

PROPERTY AND EQUIPMENT
SEPTEMBER 30, 1998, 1997 AND 1996

                            Balance at                             Balance at
                            Beginning                                 End of
    CLASSIFICATIONS          of Year      Additions  Retirements       Year



YEAR ENDED SEPTEMBER 30, 1996:

Machinery and Equipment       $ 67,227        $     -    $      -    $ 67,227
Furniture and Fixtures           2,258              -           -       2,258
                              --------        --------   --------    --------
TOTAL                         $ 69,485        $     -    $      -    $ 69,485
                              ========        ========   ========    ========
YEAR ENDED SEPTEMBER 30, 1997:

Machinery and Equipment        $67,227         $38,930    $39,218     $66,939
Furniture and Fixtures           2,258          12,657      2,258      12,657
                               -------         -------    -------     -------
TOTAL                          $69,485         $51,587    $41,476     $79,596
                               =======         =======    =======     =======
YEAR ENDED SEPTEMBER 30, 1998:

Machinery and Equipment        $66,939       $      -     $     -     $66,939
Furniture and Fixtures          12,657           7,976          -      20,633
                               -------       ---------    -------     -------
                               $79,596          $7,976    $     -     $87,572
                               =======       =========    =======     =======




















   The accompanying notes are an integral part of the financial statements.
                               F-19

                                            Schedule VI
HOLOBEAM, INC.

ACCUMULATED DEPRECIATION AND AMORTIZATION
PROPERTY AND EQUIPMENT
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                          Balance at                              Balance at
                          Beginning                                  End of
CLASSIFICATIONS            of Year     Additions  Retirements         Year



YEAR ENDED SEPTEMBER 30, 1996:

Machinery and Equipment      $ 30,892      $ 8,300    $       -      $ 39,192
Furniture and Fixtures          2,204           52            -         2,256
                             --------      -------    ---------      --------
TOTAL                        $ 33,096      $ 8,352    $       -      $ 41,448
                             ========      =======    =========      ========
YEAR ENDED SEPTEMBER 30, 1997:

Machinery and Equipment       $39,192      $10,581     $ 21,696       $28,077
Furniture and Fixtures          2,256          256        2,256           256
                              -------      -------     --------       -------
TOTAL                         $41,448      $10,837     $ 23,952       $28,333
                              =======      =======     ========       =======
YEAR ENDED SEPTEMBER 30, 1998:

Machinery and Equipment       $28,077      $12,604   $        -       $40,681
Furniture and Fixtures            256        1,864            -         2,120
                              -------      -------    ---------       -------
                              $28,333      $14,468   $        -       $42,801
                              =======       ======    =========       =======



















   The accompanying notes are an integral part of the financial statements.
                              F-20

                                                       Schedule X
HOLOBEAM, INC.

SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                        1998       1997                1996
Maintenance and Repairs         $         -     $10,610          $      945
                                 ==========     =======           =========
Depreciation and Amortization of
 Intangible Assets                  $54,442     $54,895            $ 56,037
                                    =======      ======            ========
Taxes, Other than Payroll and Income Tax
 Franchise                          $ 3,600     $ 3,060             $ 4,740
 Real Estate                             -           -                   -
 Other                                   -        6,004                 300
                                    ------       ------              -------
                                    $ 3,600   $   9,064             $ 5,040
                                    =======    ========              ======
Royalties                         $        -   $       -         $         -
                                     =======     =======            ========
Advertising                       $        -   $       -         $         -
                                    ========    ========          ==========






























     The accompanying notes are an integral part of the financial statements.
                              F-21

                                                                    Schedule XI
HOLOBEAM, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1998

                                                                                                                      Life in
                                                                                                                      Which
                                           Cost Capitalized    Gross Amount at                                        Deprec.
                            Initial            Subsequent     Which Carried at                                        in Latest
                         Cost to Company     To Acquisition Close of Period (1)     (2)                Date            Income
                Incumb               Bldg &         Carrying             Bldg &              Accum.      of   Date     Stmt is
               Brances    Land       Improv  Improv   Costs    Land     Improv       Total   Deprec.   Cons. Acquired  Computed

Improved Land
 Paramus, NJ   $        0 $218,402 $        0 $        0 $  0 $218,402 $        0   $218,402         $0      1971           -
Improved Land
 Paramus, NJ            0  173,565          0     60,805    0  234,370          0    234,370          0      1983           -

Building I
 Paramus, NJ
 Improvements   6,777,260        0    718,881  3,649,850    0        0  4,368,731  4,368,731  1,266,246 1958 1971 3 to 40 years

Building II
 Paramus, NJ            0        0  2,592,513          0    0        0  2,592,513  2,592,513    260,359 1995 1995   30 Years
               ---------- -------- ---------- ---------- ---- -------- ---------- ---------- ----------
               $6,777,260 $391,967 $3,311,394 $3,710,655 $  0 $452,772 $6,961,244 $7,414,016 $1,526,605
               ========== ======== ========== ========== ==== ======== ========== ========== ==========


(1)Activity for the three years                        (2)Activity for the three years
   ended September 30, 1998 is                          ended September 30, 1998 is
   as follows:           1998       1997        1996    as follows:             1998           1997           1996

Balance at Beginning                                    Balance at Beginning
 of Year              $7,414,016  $7,414,016 $8,424,724              of Year     $1,326,646  $1,126,687   $1,937,408
Additions:                                                         Additions:
  Improvements                 0           0          0         Depreciation        199,959     199,959      199,987
  Acquisitions                 0           0          0     Less Retirements              0           0    1,010,708
                       ---------   ---------  ---------                           ---------   ---------    ---------
                       7,414,016   7,414,016  8,424,724       Balance at End
Deductions During                                                    of Year     $1,526,605  $1,326,646   $1,126,687
                                                                                  =========   =========    =========
 Year:
  Retirements                  0           0  1,010,708
  Cost of Real
   Estate Sales                0           0          0
                       ---------   ---------  ---------
Balance at End
  of Year             $7,414,016  $7,414,016 $7,414,016
                       =========   =========  =========

The aggregate cost for Federal income tax purposes
 at September 30, 1998 is $7,414,016.
The accompanying notes are an integral part of these financial statements.
                                                   F-22

                                                      Schedule XII
HOLOBEAM, INC.

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 1998


                                                                                                   Principal Amount
                                                   Periodic          Face Amount   Carrying Amount of Loans Subject to
                        Interest  Final Maturity    Payment Prior       of              of         Delinquent Principal
                           Rate       Date           Terms  Items     Mortgage      Mortgage(1)           or Interest
Mortgage Payable
Building and Improvements    8.7%  February 5, 2011  $13,367  None   $1,500,000    $1,251,672        None

Mortgage Payable
Building and Improvements   8.77%  February 5, 2011  $56,328  None   $6,000,000    $5,012,392        None
                                                                                   ----------
                                                                                   $6,264,064
                                                                                   ==========


Activity for the three
   years ended September 30,
   1997 is as follows:
                                     1998        1997        1996
Balance at Beginning of Year:    $6,531,848  $6,777,260  $8,139,337
Addition During Year
  Commercial Loans                        0           0           0 (2)
  New Mortgages                           0           0           0
                                 ----------  ----------  ----------
                                  6,531,848   6,777,260   8,139,337
Deductions During Year:
  Principal Payments                267,784     245,412     224,902
  Mortgage Payments                       0           0   1,137,175   (2)
                                 ----------  ----------  ----------
Balance at End of Year           $6,264,064  $6,531,848  $6,777,260
                                 ==========  ==========  ==========
(1) The cost for Federal income taxes
   Purpose at 9/30/97 $6,264,064

(2) The Loan was paid in full
   on November 9, 1995


The accompanying notes are an integral part of these financial statements.
F-23