Form 10-Q
period 1998-12-31
HOLOBEAM INC
filed 1999-02-12
CIK 48105

February 12, 1999



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.       File No. 0-3385

Dear Sir or Madam:

    Enclosed you will find one (1) paper format copy of Holobeam, Inc. Quarterly Report Form 10Q for the quarter ended December 31,
1998 which has been previously filed/transmitted via the EDGAR system.

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

FOR QUARTER ENDED: December 31, 1998

COMMISSION FILE NUMBER: 0-3385


                         HOLOBEAM, INC.


(Exact name of Registrant as specified in its charter)

   Delaware                                       22-1840647

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 I.D. Number

   217 First Street, Ho-Ho-Kus, New Jersey          07423-0287

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

           298,518 Common Shares at January 31, 1999

                         HOLOBEAM, INC.
                             INDEX

PART I                            PAGE NO.

Financial Statements

    Condensed Balance Sheets                 1

   Condensed Statements of Income           2

   Condensed Statements of Cash Flows       3

   Notes to Condensed Financial Statements  4

   Management's Discussion and Analysis of
   the Financial Condition and Results of
         Operations                               5, 6

PART II
   Signatures                     7
   Computation of Earnings
        Per Common Share              Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                            Dec. 31, 1998 Sept. 30, 1998
Current Assets
  Cash and Cash Equivalents                   $   246,466    $   301,623
  Short Term Investments                          499,881        421,282
  Other Current Assets                              2,154         13,915
                                                ---------      ---------
    Total Current Assets                          748,501        736,820
  Investments in Real Estate, Net               5,837,401      5,887,410
  Machinery & Equipment, Net                       43,370         44,771
  Deferred Tax Asset                              -0-            -0-
  Other Non-Current Assets                        573,560        586,081
                                               ----------     ----------
  Total Assets                                $ 7,202,832    $ 7,255,082
                                               ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                            $      793    $     6,832
   Accrued Expenses                               104,556        109,937
   Income Taxes Payable                            43,379          5,580
   Current Portion of Mortgage Payable            298,636        292,195
                                                 --------      ---------
      Total Current Liabilities                   447,364        414,544
Mortgage Payable, Net of Current
   Portion                                      5,894,757      5,971,869
Real Estate Commissions Payable                    12,133         12,133
                                                ---------      ---------
      Total Liabilities                         6,354,254      6,398,546
                                                ---------      ---------
Shareholders' Equity
   Common Stock                                    30,559         30,559
   Paid-In-Capital                              9,825,498      9,825,498
   Accumulated Deficit                        ( 8,885,202)   ( 8,947,666)
   Treasury Stock, At Cost                    (   122,277)   (    51,855)
                                                ---------      ---------
      Shareholders' Equity                        848,578        856,536
                                                ---------      ---------
      Total Liabilities and
      Shareholders Equity                      $7,202,832     $7,355,082
                                                =========      =========

                         HOLOBEAM, INC.
                 Condensed Statement of Income

                                                             3 Months Ended
                                                              December 31
                                                         1998           1997
Revenue
   Rental Income                                     $488,229       $472,479
   Interest Income                                      8,620          7,901
   Other                                               -0-            -0-
                                                      --------      --------
      Total Revenue                                   496,849        480,380
                                                      -------       --------
Costs and Expenses
   Rental Expenses                                     55,116         55,053
   General and Administrative Expenses                153,929         78,526
   Research and Development                            45,887         51,712
   Interest                                           137,913        143,812
   Other                                               -0-            -0-
                                                      -------        -------
      Total Costs and Expenses                        392,345        329,103
                                                      -------        -------
Income Before Income Taxes                            104,004        151,277

Income Tax Expense                                     41,540         60,420
                                                      -------        -------
Net Income                                           $ 62,464       $ 90,857
                                                      =======        =======
Weighted Average Number of Common
   Shares Outstanding                                 298,518        306,010

Net Income Per Share                                    $0.21          $0.30

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                               3 Months 3 Months  12 Months
                                                  Ended    Ended      Ended
                                               12/31/98 12/31/97    9/30/98
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                        $  62,464  $ 90,857  $ 166,891
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                                  51,410   54,347    214,427
   Amortization                                  13,690   13,850     54,442
   Decrease, (Increase) In:
     Deferred Tax Asset                             -0-     -0-       -0-
     Patent and Patent
        Application Costs                     (   1,178) (   904) (   5,495)
     Accounts Receivable                           -0-       -0-       -0-
     Real Estate Brokers
        Commissions                                -0-       -0-  (  33,863)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                           26,379  ( 62,596) ( 104,454)
            Other                              11,770  (  4,495) (     216)
                                               -------   -------    -------
Total Adjustments                              102,071     9,192    124,841
                                               -------   -------    -------
Net Cash Provided (Used) by
   Operating Activities                        164,535   100,049    291,732
                                               -------   -------    -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                         -0-      ( 2,833) (   7,976)
   Proceeds from Sale of Assets                 -0-         -0-         -0-
   Purchase of Short Term
       Investments                            (  78,599)     -0-  (  21,282)
                                               --------    ------  --------
Net Cash Flows from Investing
   Activities                                 (  78,599) ( 2,833) (  29,258)
                                               --------   ------   --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                                 (  70,671)( 64,772) ( 267,784)
   Principal Payments on Loan
     Payable - Tandy                               -0-       -0-        -0-
   Purchase of Treasury Stock                 (  70,422)(    375) (  58,375)
            Other                                  -0-       -0-      -0-
                                                -------   ------   --------
Net Cash Flows Provided (Used)
   by Financing Activities                    ( 141,093)( 65,147) ( 326,159)
                                               --------  -------   --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       (  55,157)  32,069 (  63,685)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         301,623   365,308    365,308
                                               -------   -------    -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $ 246,466 $ 397,377  $ 301,623
                                              ========  ========   ========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

December 31, 1998



         In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 1998 and 1997 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 1998.
         For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
         The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for a full year.

(1) Material Changes in Financial Condition
             During the three months ended December 31, 1998, the Registrant's cash flows from operating activities remained positive and were sufficient to continue funding for the Registrant's research, engineering and testing in connection with the surgical staple technology.
             The Registrant expects to continue funding these development activities and the animal testing requirements during the balance of this fiscal year, which is anticipated to approximate $300,000 for the full fiscal year.
    Expenditures for the quarter ended December 31, 1998 associated with the medical staples project were $45,887. (Reference is made to Form 10K, Item 7, for the year ended September 30, 1998.)
             The Registrant has also partially funded the defined benefit plan in the amount of $76,943 for the plan year ended September 30, 1999. (Reference is made to the Registrant's Annual Report, Form 10K, Item 7(2) for the year ended
    September 30, 1998.)
             Funding of the research project and the defined benefit plan is not expected to have any materially adverse effect upon the financial condition of the Registrant.

(2) Material Changes in the Results of Operations
             Results of Operations for the three months ended December 31, 1998 indicate after-tax income of $62,464, as compared to after-tax income of $90,857 for the comparable period in 1997.
             Revenues associated with the Registrant's real estate rental activities increased $15,750 for the quarter and such increase resulted from contractual cost of living increases contained in the Registrant's operating lease with Comp USA.
             General and Administrative expenses increased $75,403 for the quarter when compared to the three months ended December
    31, 1997. The increase results from expenditures associated with the funding of the Registrant's defined benefit plan for the plan year ended September 30, 1997.
             The Registrant expects to continue to support its research efforts during the fiscal year and anticipates that revenues in connection with its real estate rental activities will continue to provide the revenues and income necessary to complete the project.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 1999

                                  Holobeam, Inc.
                                  Registrant


                                  William M. Hackett
                                  Treasurer and Director

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 1998



                                                       Three Months Ended
                                                           December 31,
                                                      1998            1997
PRIMARY
   Net Income                                      $ 62,464       $ 90,857
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                         298,518        306,010

Earnings Per Share                                    $0.21          $0.30