Form 10-Q
period 1999-03-31
HOLOBEAM INC
filed 1999-05-14
CIK 48105

May 14, 1999



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended March 31, 1999, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: March 31, 1999

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

              297,618 Common Shares at May 5, 1999

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
   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS


                                             March 31,1999      Sept 30,1998
Current Assets
  Cash and Cash Equivalents                   $   895,428        $   301,623
  Short Term Investments                           -0-               421,282
  Other Current Assets                              4,609             13,915
                                               ----------         ----------
    Total Current Assets                          900,037            736,820
  Investments in Real Estate, Net               5,787,391          5,887,410
  Machinery & Equipment, Net                       41,970             44,771
  Deferred Tax Asset                               -0-               -0-
  Other Non-Current Assets                        564,064            586,081
                                              -----------         ----------
  Total Assets                                $ 7,293,462        $ 7,255,082
                                              ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                             $ 169,116       $     6,832
   Accrued Expenses                                81,302           109,937
   Income Taxes Payable                            17,003             5,580
   Current Portion of Long Term Debt              305,221           292,195
                                                ---------         ---------
      Total Current Liabilities                   572,642           414,544
Mortgage Payable, Net of Current
   Portion                                      5,815,938         5,971,869
Real Estate Commissions Payable                    12,133            12,133
                                                ---------         ---------
      Total Liabilities                         6,400,713         6,398,546
Shareholders' Equity
   Common Stock                                    30,559            30,559
   Paid-In-Capital                              9,825,498         9,825,498
   Accumulated Deficit                       (  8,841,031)      ( 8,947,666)
   Treasury Stock, At Cost                   (    122,277)      (    51,855)
                                              -----------        ----------
      Shareholders' Equity                        892,749           856,536
                                              -----------        ----------
      Total Liabilities and
      Shareholders Equity                     $ 7,293,462        $7,355,082
                                               ==========         =========

                             HOLOBEAM, INC.
                     Condensed Statement of Income

                        Three Months Ended                   Six Months Ended
                             March 31,                           March 31,
                                        1999      1998      1999      1998
Revenue
   Rental Income                      $472,479  $472,479  $960,708  $944,958
   Interest Income                       7,188    11,904    15,808    19,805
   Other                                 -0-          50     -0-          50
                                       -------   -------   -------   -------
      Total Revenue                    479,667   484,433   976,516   964,813
                                       -------   -------   -------   -------

Costs and Expenses
   Rental Expenses                      55,010    54,936   110,126   109,989
   General and Admin. Expenses         158,508    83,112   312,437   161,638
   Research and Development             55,893    62,512   101,780   114,224
   Interest                            136,350   142,384   274,263   286,196
   Other                                   360     -0-         360     -0-
                                       -------   -------   -------   -------
      Total Costs and Expenses         406,121   342,944   798,966   672,047
                                       -------   -------   -------   -------

Income Before Income Taxes              73,546   141,489   177,550   292,766

Income Tax Expense                      29,375    65,469    70,915   125,889
                                       -------   -------   -------   -------

Net Income                            $ 44,171  $ 76,020  $106,635  $166,877
                                        ======   =======   =======   =======

Weighted Average Number of
   Shares Outstanding                  297,618   305,467   298,742   305,742

Net Income Per Share                    $0.15      $0.25     $0.36     $0.55

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                             6 Months     6 Months   12 Months
                                                Ended        Ended       Ended
                                              3/31/99      3/31/98     9/30/98

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                     $   106,635    $ 166,877   $ 166,891
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                               102,820      108,874     214,427
   Amortization                                27,380       27,700      54,442
   Decrease, (Increase) In:
     Deferred Tax Asset                         -0-           -0-         -0-
     Patent and Patent
        Application Costs                (     5,383)   (   2,849)(     5,495)
     Accounts Receivable                         -0-         -0-        -0-
     Real Estate Brokers
        Commissions                              -0-         -0-  (    33,863)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                         145,072   (  65,462)(   104,454)
   Other                                       9,326    (   8,351)(       216)
                                              -------    --------   ---------
Total Adjustments                            279,215  (    59,912)    124,841
                                             -------     --------    --------
Net Cash Provided (Used) by
   Operating Activities                      385,850       226,789    291,732
                                             -------       -------    -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                           -0- (     3,537)(     7,976)
   Proceeds from Sale of Assets                  -0-           -0-         -0-
   Purchase of Short Term
     Investments                             421,282        -0-   (    21,282)
                                             -------    ---------   ---------
Net Cash Flows from Investing
   Activities                                421,282  (     3,537)(    29,258)
                                             -------    ---------   ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                            (   142,905) (   130,973) (  267,784)
   Principal Payments on Loan
     Payable - Tandy                              -0-       -0-           -0-
   Purchase of Treasury Stock            (    70,422) (    15,655) (   58,375)
   Other                                      -0-           -0-          -0-
                                            --------     ---------   ---------
Net Cash Flows Provided (Used)
   by Financing Activities               (   213,327) (   146,628) (  326,159)
                                          ----------    ----------   --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       593,805       76,624 (   63,685)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       301,623       365,308    365,308
                                            --------       -------    -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $   895,428  $   441,932    $ 301,623
                                            ========    =========      =======

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

March 31, 1999



       In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 1999 and 1998 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 1999.

     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.

       The results of operations for the three months and six months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 1999

(1) Material Changes in Financial Condition
             The Registrant continued to support the surgical staple research project during the three months and six months periods ended March 31, 1999. Expenditures for the periods amounted to $55,893.00 and $101,780.00, respectively.
           In addition, the Registrant partially funded the defined benefit pension plan in the amounts of $76,943.00 and $153,886.00 for the respective three and six months periods ended March 31, 1999. (Reference is made to the Registrant's Annual Report, Form 10K, Item 7(2) for the year ended September 30, 1998.)
             Funding for the research project is expected to continue during 1999 and animal testing could indicate the possibility of commercial value of the technology during this period. The Registrant anticipates that considerable time will be required to obtain necessary approvals for human testing, if commercial value is demonstrated. Also, there is no assurance that competing firms, active in the medical device area, will not develop similar or superior technology during the period in which the Registrant is performing its testing.
             During the three months and six months ended March 31,

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 1999

 1999, the Registrant's Working Capital remained above the $320,000.00 level, although current accounts payable increased from $6,832.00 at September 30, 1998 to
$169,116.00 at March 31, 1999. Such increase is attributable to Real Estate rental fees received in advance of the April 1, 1999 due date and reclassified to Accounts Payable.
             Continued funding of the surgical staples project and defined benefit plan is not expected to have any materially adverse effect upon the Registrant's financial condition.

        (2) Material Changes in the Results of Operations Results of operations for the three months and six months ended March 31, 1999 indicate after tax income of $44,171.00 and $106,635.00, respectively, as compared to $76,020.00 and $166,877.00 for the same periods in the previous accounting year.
             Revenues in connection with the Registrant's real estate rental activities increased from $944,958.00 in 1998 to $960,708.00 for 1999 as a result of incremental rents associated with cost of living clauses contained in the operating leases.
             General and administrative expenses increased $75,396.00 and $150,799.00, respectively when compared to the same

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 1999

 periods in 1998. These increases are directly attributable to the cost of funding of the Registrant's defined benefit pension plan and are expected to continue through 1999.
             The Registrant also expects to continue to support the research efforts associated with the surgical staple project through the balance of fiscal year 1999. Total expenditures for 1999 are expected to approximate $300,000.00.

HOLOBEAM, INC.
Signatures
Form 10Q
March 31, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999

                                  Holobeam, Inc.
                                  Registrant


                                  William M. Hackett
                                  Treasurer and Director

                                                      Exhibit A

                         HOLOBEAM, INC.
            Computation of Earnings Per Common Share
                            Form 10Q
                         March 31, 1999



                                              Six Months Ended
                                                   March 31
                                            1999           1998

PRIMARY
   Net Income (Loss)                    $ 44,171       $166,877
SHARES
   Weighted Average Number of Common
      Shares of Outstanding              298,742        305,742

Primary Earnings Per Share              $0.36          $0.55