Form 10-Q
period 1999-06-30
HOLOBEAM INC
filed 1999-08-12
CIK 48105

August 13, 1999



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended June 30, 1999, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: June 30, 1999

COMMISSION FILE NUMBER: 0-3385


                         HOLOBEAM, INC.
----------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

 Delaware                                            22-1840647
----------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 I.D. Number

 217 First Street, P.O. Box 287, Ho-Ho-Kus, New Jersey 07423-0287
----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                          201-445-2420
----------------------------------------------------------------------------
       (Registrant's telephone no., including area code)

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  yes  x    no
                                     ----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            297,393 Common Shares at August 6, 1999

                         HOLOBEAM, INC.
                             INDEX

PART I                                      PAGE NO.
------                                      --------
Financial Statements
   Condensed Balance Sheets                 1
   Condensed Statements of Income           2
   Condensed Statements of Cash Flows       3
   Notes to Condensed Financial Statements  4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                               5 - 7

PART II
-------
    Signatures                               8
   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                             June 30,1999    Sept. 30,1998
                                             ------------    -------------
Current Assets
  Cash and Cash Equivalents                  $   789,931      $   301,623
  Short Term Investments                          -0-             421,282
  Other Current Assets                             4,892           13,915
                                                 -------          -------
    Total Current Assets                         794,823          736,820
  Investments in Real Estate, Net              5,737,381        5,887,410
  Machinery & Equipment, Net                      40,570           44,771
  Deferred Tax Asset                              -0-             -0-
  Other Non-Current Assets                       552,233          586,081
                                               ---------         --------
  Total Assets                               $ 7,125,007      $ 7,225,082
                                              ==========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                             $ 37,544     $     6,832
   Accrued Expenses                               67,665         109,937
   Income Taxes Payable                           21,898           5,580
   Current Portion of Long Term Debt             311,951         292,195
                                                --------       ---------
      Total Current Liabilities                  439,058         414,544
Mortgage Payable, Net of Current
   Portion                                     5,735,380       5,971,869
Real Estate Commissions Payable                   12,133          12,133
                                               ---------       ---------
      Total Liabilities                        6,186,571       6,398,546
Shareholders' Equity
   Common Stock                                   30,559          30,559
   Paid-In-Capital                             9,825,498       9,825,498
   Accumulated Deficit                      (  8,791,944)    ( 8,947,666)
   Treasury Stock, At Cost                  (    125,677)    (    51,855)
                                            ------------      ----------
      Shareholders' Equity                       938,436         856,536
                                             -----------       ---------
      Total Liabilities and
      Shareholders Equity                    $ 7,125,007       $7,355,082
                                             ===========       ==========

                             HOLOBEAM, INC.
                      Condensed Statement of Income

                                 Three Months Ended       Nine Months Ended
                                       June 30,                June 30,
                                 ---------------------  ---------------------
                                    1999        1998       1999        1998
                                    ----        ----       ----        ----
Revenue
   Rental Income                  $472,480   $472,480  $1,433,188  $1,417,438
   Interest Income                   7,958     12,918      23,766      32,723
   Other                             -0-        -0-        -0-             50
                                  ---------    -------   ---------   --------
     Total Revenue                 480,438    485,398   1,456,954   1,450,211
                                  --------    -------   ---------   ---------

Costs and Expenses
   Rental Expenses                  55,583     56,101     165,709     166,090
   General & Admin. Expenses       155,356    390,991     467,793     552,629
   Research & Development           54,552     45,227     156,332     159,451
   Interest                        133,175    140,925     407,438     427,121
   Other                             -0-        -0-           360      -0-
                                  --------   --------   ---------   ---------
     Total Costs & Expenses        398,666    633,244   1,197,632   1,305,291
                                  --------   --------   ---------   ---------

Income (Loss) Before Income
   Taxes                            81,772   (147,846)    259,322     144,820

Income Tax Expense                  32,685   ( 67,889)    103,600      58,000
                                    -------   --------    -------      ------
Net Income, (Loss)                $ 49,087  $( 79,957)  $ 155,722  $   86,920
                                    ======    =======     =======     =======

Weighted Average Number of
   Shares Outstanding              297,512    303,325     298,332     304,930

Net Income (Loss) Per Share          $0.16     $(0.26)      $0.52       $0.29
                                    ======     ======       =====       =====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                              9 Months   9 Months   12 Months
                                                Ended      Ended      Ended
                                               6/30/99    6/30/98    9/30/98
                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                      $   155,722   $ 86,920   $ 166,891
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                                154,230    163,041     214,427
   Amortization                                 41,100     41,550      54,442
   Decrease, (Increase) In:
     Deferred Tax Asset                         -0-           -0-         -0-
     Patent and Patent
        Application Costs                 (     7,252) (   4,729)  (   5,495)
     Accounts Receivable                          -0-         -0-         -0-
     Real Estate Brokers
        Commissions                               -0-         -0-  (  33,863)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                            4,758 (  30,604)(   104,454)
   Other                                         9,023 (  76,966)(       216)
                                               -------   ---------    -------
Total Adjustments                              201,859     92,292     124,841
                                               -------   --------     -------
Net Cash Provided (Used) by
   Operating Activities                        357,581    179,212     291,732
                                               -------   --------     -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                        -0-     (   5,893)(     7,976)
   Proceeds from Sale of Assets                -0-        -0-         -0-
   Proceeds/Purchase of Short
     Term Investments                          421,282    -0-    (    21,282)
                                               -------  --------   ---------
Net Cash Flows from Investing
   Activities                                  421,282 (   5,893)(    29,258)
                                               -------  --------  ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                             (   216,733) ( 198,632) (  267,784)
   Principal Payments on Loan
     Payable - Tandy                           -0-         -0-        -0-
   Purchase of Treasury Stock             (    73,822) (  58,375)  (  58,375)
   Other                                       -0-        -0-         -0-
                                          -----------   --------    ---------
Net Cash Flows Provided (Used)
   by Financing Activities                (   290,555) ( 257,007) (  326,159)
                                           ----------   --------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        488,308 (  83,688) (   63,685)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         301,623    365,308     365,308
                                            ----------   --------   ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $   789,931  $ 281,620  $  301,623
                                             =========  =========   =========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

June 30, 1999



  In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 1999 and 1998 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 1999 and 1998.
  For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
  The results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 1999

(1) Material Changes in Financial Condition
    ---------------------------------------
             During the quarter ended June 30, 1999, the Registrant contributed to its defined benefit pension plan in the amount of $76,943.00. Total contributions for the current fiscal year commenced on October 1, 1999 has amounted to $230,830.00. (Reference is made to the Registrant's Annual Report, Form
    10K, Item 7(2) for the fiscal year ended September 30, 1998).
             The Registrant has continued funding of the surgical staples project, with costs during the quarter ended June 30, 1999 amounting to $54,522.00. Expenditures for the project during the nine months ended June 30, 1999 have totaled $156,332.00.
             The Registrant anticipates continuing funding further research and development efforts associated with the surgical staples project during the balance of the current fiscal year and into the next fiscal year provided that Registrant believes results are sufficiently positive in nature.
             The Registrant anticipates significant additional time, effort and expenditures will be necessary before being in a position to decide if the technology offers sufficient advantages such that commercialization by the Registrant is

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 1999
         feasible in view of the significant competition that can be anticipated from firms established in the business area that are substantially larger and have much greater resources than the Registrant. The Registrant has had discussions of a preliminary nature with firms presently active in this business area to determine if a business relationship is feasible, but no conclusions have been reached as of the present and it is anticipated that significant testing of Registrant's technology would be required by such a firm before entering into a relationship. Further, the medical device area is one which very active research and development takes place, and there is no assurance that technology competing with and possibly superior to the technology of the Registrant will not be developed by others.
             During the three months and the nine months ended June 30, 1999, Registrant's Working Capital increased $23,478.00 and $28,597.00, respectively, and totaled $350,873.00 at June 30, 1999. Changes in Cash and Cash Equivalents occurred as a result of redemption of the Registrant's short-term investments and subsequent conversion to Cash Equivalents (Certificate of Deposit).
             The Registrant expects to continue funding of the

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 1999
         surgical staples project and of the defined benefits pension plan, and anticipates no materially adverse effect upon its financial condition.

  (2)  Material Changes in the Results of Operations
       ---------------------------------------------
             Results of Operations for the three months and nine months ended June 30, 1999 indicate after-income-tax earnings in the amount of $49,087.00 and $155,722.00, respectively, as compared to a loss of $79,957.00 and after-income-tax earnings of $86,920.00 for the three months and nine months ended June
    30, 1998.
             Revenues associated with the Registrant's real estate rental activities for the nine month period ended June 30, 1999 increased somewhat as a result of an increase in rental income received as per an escalation clause in one of the Registrant's leases.
             The Registrant anticipates that earnings associated with the existing leases on its properties will continue during the next twelve months and during the remaining terms of these leases.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         June 30, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999

                                  Holobeam, Inc.
                                  Registrant


                                  William M. Hackett
                                  Treasurer and Director

                                                      Exhibit A

                         HOLOBEAM, INC.
            Computation of Earnings Per Common Share
                            Form 10Q
                         June 30, 1999



                                                      Nine Months Ended
                                                          June 30
                                                  ----------------------
                                                  1999           1998
                                                 -----          -------
PRIMARY
-------
   Net Income (Loss)                              $155,722      $ 86,920
SHARES
------
   Weighted Average Number of Common
      Shares of Outstanding                         298332        304930

Primary Earnings Per Share                           $0.52         $0.29