Form 10-K
period 1999-09-30
HOLOBEAM INC
filed 2000-01-03
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 1999, Commission file number 03385

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



                         (Title of Class)



                         (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x
   No
          State the aggregate market value of the voting stock
held by
                                1
non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $4,750,496.00 at December 1, 1999.
          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 286,906 Common Shares at December 1,1998.

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




                                2
                              PART I

PART I
Item 1.  Business
     (a) In General. The Registrant was organized in October, 1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate
and in developing surgical staples and the technology used to apply the staples and was formerly engaged in developing technology for semiconductor devices until 1994 when such activities were
terminated.
     b) Industry Segments. For financial information in regard to Industry Segments, reference is made to Note 13 to the Financial Statements for the years ended September 30, 1999,
1998 and 1997.
     (c)  Description of Business.
          (i)  Principal Activities and
          (ii) Status of products and Real Estate Properties.
                         Medical Staples
     The Registrant is continuing its efforts in the area of medical staples for use in internal surgery. Four United States Patents have been received and foreign applications have been filed on
a novel staple. The staple has been produced and animal testing took place during 1998 and
1999.
The Registrant presently intends to continue the project.
     A significant investment would be required if the Registrant were to pursue this area of business independently. The Registrant may seek a relationship of some sort with a firm active in
the medical equipment area. However, no decision as to such a relationship has been made at this
time.
                     Semiconductor Technology
     The Registrant had obtained a United States patent covering technology
                                3
for the deposition of thin films of semiconductor materials, e.g., III-V materials such as binary or ternary semiconductor materials, on suitable substrates. Contracts to investigate the technology involved were given by the Solar Energy Research Institute (S.E.R.I.) of the United States
Department of Energy (USDOE) to Brown University. This work, in order to support the length of research required to test the theories, was to test the quality of the materials and potential applications and the funds were supplied by the USDOE on the Solaris Solar Research program,
Grant #DE-FG02-84C410203. Subsequently, Brown University performed additional investigations of the applications of the technology supported by the USDOE under the University Participation
Program, Contract #XB5-05009-5. These investigations showed that the film deposition rates with the technology were faster than with conventional liquid phase epitaxy and were of high quality.
However, variations in film thickness along the direction of flow were observed. If such variation cannot be solved, it would limit the possible commercial use of the technology. Further investigation of the technology by Brown University has ceased as governmental support for their research has terminated. The Registrant has no direct knowledge at this time of other research taking place using its technology. There is no assurance that the technology in question will find commer-

cial application. During 1993 the Registrant expended $37,615.00 toward development of semiconductor technology and substantially reduced expenditures during 1994.
     During fiscal year 1994, the Registrant discontinued efforts relating to photovoltaic cells.
Work in the field has moved in directions away from that of the Registrant's technology. There has been a substantial reduction of government support in this technical area and funding that had been received by laboratories exploring the Registrant's technology has terminated.

          Real Estate Development and Rental Activities
     The Registrant has rented two buildings it owns located at A&S Drive, Paramus, New Jersey:
one to The Sports Authority, Inc. and the other to Comp USA for retail purposes.
          (iii)      Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the
Registrant's
research activities have been acquired through commercial businesses engaged in the distribution of such supplies. The materials that the Registrant would require for development of commercial production of medical staples are widely available.
          (iv) Patents.
     The Registrant has filed several patent applications and has several patents issued in connection with medical staples for use in internal surgery. These applications and patents are as follows:

                                                    No.
Serial No.          Title of Invention     Issue Date


1.  PCT/US94/02227        Staples                03/01/94


2.  08/512,766               Staples                08/09/95


3.  08/228,058               Staples                08/29/95

4.  Canadian Pat. No. 2,155,750Improved Staples (PCT NAT)08/18/98


5.  European Pat. 94910801.3 Staples                03/01/94


6.  Australian Pat. 63568/94 Improved Staples   09/15/94


7.  Japanese Pat. 6-520120   Staples                     03/01/94


8.  Brazilian Pat. PCT/US94/02227 Staples           03/01/94


9.  08/502,988               Staple Overlap            08/18/95

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

     It is presently contemplated that Registrant's activities with respect to medical staples, if actual commercial activities are commenced, may be limited to licensing the technology to other firms or to forming some type of business relationship with other firms. The technology is in competition with alternative staples technology. Some suppliers of surgical staples are well-established and have significant capital resources.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes during the period when the Registrant was seeking suitable tenants for its rental properties.
     The obsolete style of the office building owned by the Registrant prior to and during 1991 made the attraction of suitable office tenants most difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for development of the adjacent site.
     In December 1991, the change in zoning was approved. The then existing building was rented to The Sports Authority, Inc., a retailer of sporting goods. This building was substantially renovated by The Sports Authority, Inc. and Holobeam reimbursed them for their costs in connection with this renovation. The market for retail space in the Paramus, New Jersey area, although in recession, was not as adversely affected as was the market for office space.
     During 1994, a 30,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased by The Sports Authority, Inc. for use as a Computer City retail store. Tandy Corp., parent corporation of Computer City, commenced paying rent in October
1994. Holobeam reimbursed Tandy Corporation $1,189,675 as an allowance for costs of constructing the building and paving
                                8
of the site, after a permanent Certificate of Occupancy was obtained. During 1998, Computer
City Retail Stores were acquired by Comp USA. Tandy Corp. remains on the lease as guarantor.

            (xi) Research and Development.
     The Registrant discontinued engineering and development in connection with the development of technology associated with semiconductor devices during 1994 and no funds were expended in connection with these activities. During 1993 the Registrant recorded research and development costs of $37,615.00 on such technology. There have been no such costs expended during 1994, 1995, 1996, 1997, 1998 and 1999 in
connection with this technology.
The Registrant anticipates that no Research and Development expenditures will be made with respect to semiconductor technology during the year ended
September 30, 1999.
     The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 1999, 1998 and 1997, the Registrant expended $194,713.00, $224,693.00 and $147,562.00, respectively, in connection with the
furtherance of this activity. Such costs have been currently expensed and consist principally of materials, supplies and costs associated with design and
development.
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     If the semiconductor technology developed had ever reached production, the Registrant would have engaged an accredited, outside manufacturing firm to perform the production process. One feature of the Registrant's technology was the absence of significant waste materials. Since the Registrant's semiconductor technology was developed, other technologies have advanced the state-of-the-art
and new directions in this field have rendered the Registrant's technology less attractive.
     The Registrant's activities with regard to medical staple technology, at present, are limited to engineering, development and testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.
     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.
          (xiii) Employees.
     At September 30, 1999 the Registrant employed three persons as compared to the three persons at September 30, 1998 and three persons at September 30,
1997.
                         (d)  Financial Information About Foreign
and Domestic Operations and Export
               Sales.
     The Registrant is not engaged in foreign operations and does not export to foreign countries.
Item 2.  Properties
     The Registrant's headquarters and principal facilities are located at 217 First Street, Ho-
Ho-Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space on a 12 month lease that is annually renewable. The Registrant owns two office buildings, one of 62,000 square feet and another of 30,000 square feet located at 50
A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982. (Reference is made to Notes 4, 8, 9 and 10 to the Financial Statements for the
fiscal year ended September 30, 1995, 1991, 1990 and 1989.)
     Pertinent information concerning the Registrant's properties is as follows.
                                11

(Reference is made to Schedule XI of the Registrant's Financial statements for the years ended
September 30, 1997 and 1996.)

                                  Building          Building
                                Paramus, NJ             Paramus,
NJ

Year Acquired                      1971                1994

Gross Square Footage                   62,000         30,000

Percent Leased at 9/30/99            100%                    100%

Acquisition Cost               $  718,881          $2,592,513 (2)

Capital Improvements Since
          Acquisition           $3,649,850  (1)               -0-

Total Investment              $4,587,133  (3)          $2,826,843
(4)

Mortgage Balance           $5,971,876                 $   -0-


               (1) Includes $3,567,267.00 of improvements to the building repaid to The Sports
          Authority, Inc. (the Tenant) upon closing of the Mortgage, but does not include additional amounts expended by The Sports Authority, Inc. since said closing.

               (2)  Includes construction allowance of
$1,189,675.00 for Tandy Corporation pursuant to the Operating Lease Agreement. (Now Comp USA.)

     (3)  Includes land cost of $218,402 for the 62,000 sq. ft.
building.

     (4)  Includes land cost of $234,370 for the 30,000 sq. ft.
building.

     In 1983, the Registrant purchased 2.799 acres of land located in Paramus, New Jersey and adjacent to the building owned by the Registrant at 50 A&S Drive. The purchase price was
$173,565 which was paid in cash. Since 1983, the Registrant has incurred costs in the amount of $60,805 for various improvements and architectural work relating to development of this property. During 1992, 1991 and 1990, the Registrant spent $293,784, $78,051 and $50,667 respectively in connection with an application for a use variance for the site and various site improvements that would enable the construction of a commercial or retail building on the site.
The change in zoning to retail use was approved by the Borough of Paramus in December 1991.
The change in zoning to allow retail use also required new site plan approval because the change in use required new traffic pattern studies, parking lot re-design and significant additional changes in order to comply with governmental requirements.
     In addition, the Registrant expended $964,505 through September 30, 1994 for site plan approval and changes, and toward construction of a building on the site. No depreciation or amortization was recorded until the building and site were put into service. During October 1994, construction was completed by Tandy Corporation of a retail building on the Registrant's site.
The building is now being used for a Comp USA retail store. (Reference is made to Note 13 to the Registrant's 1994 Financial Statements and to Item 1, Part X of the 1994 Form 10K.)
     The zoning change approval allowed for retail use of the property and significantly enhanced the opportunities for attracting a suitable tenants for the site.
     When purchased, the site adjacent to the building owned by the Registrant, was 12
(twelve) feet below the acceptable construction level and required significant amounts of fill together with site engineering costs to acquire site plan approval for a building from the appropriate governmental regulatory authorities.
     In addition, the Registrant expended funds during its efforts to change the zoning of the property from office use to retail use. This change in zoning allowed the Registrant to seek tenants who were engaged in retail operations for the site and resulted in the October 1994 tenancy of Computer City. (Reference is made to Note 12 of the Financial Statements for the year ended September 30, 1997.)
     The Registrant was not able to lease the property since the original site plan allowing office use was not approved for retail use until the Computer City occupancy of October 1994.
The market for office space had seen significant decline during the years ended September 30,
1990, 1991, 1992, 1993 and 1994.

The vacancy rate for such space had reached 28% during the year ended September 30, 1994 and
1993, respectively for the area in which the Registrant competes, Bergen County, New Jersey.
     The occupancy rate for the building owned by the Registrant and under lease to The
Sports Authority Inc. for the past five (5) years is as follows:
                                                  1999 100%
                                                  1998 100%
                                                  1997 100%
                                                  1996 100%
                                                  1995 100%

     The building owned by the Registrant and under lease to Tandy Corp. (now Comp USA) has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made in 1995, 1996, 1997, 1998 or 1999.

                         1994             1993             1992

Zoning Changes and Site Plan Approvals:
  Legal Fees           $ 2,859         $ 10,093         $ 15,840
  Governmental Fees     11,827           55,811           19,990
  Engineering           11,049           39,171           57,954
  Paramus Park             -0-              -0-          200,000
                     ---------         --------        ----------
Total Related Costs    $25,735         $105,075       $293,784
                        ======           ======         ======
     The payment of $200,000 during 1992 to Paramus Park, a retail shopping mall adjacent to the site currently being developed by the Registrant, was a one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in connection with professional services rendered to obtain governmental approvals.
     No payments to affiliated parties were made in connection with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval.
Any payments to affiliated parties are unrelated to the cost of such activities and are detailed and disclosed in Item
                                15

11 (d) of this report.
     During 1998, Computer City, Inc. retail stores were acquired by Comp. USA, Inc., another retailer of computers, computer accessories and software.
The Registrant accepted
assignment of the Computer City lease by Comp. USA and Tandy
Corporation remains on the
lease as the guarantor.

Item 3.  Legal Proceedings.
     There are no legal proceedings of a material nature to which the Registrant is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission to Matters to a Vote of Security Holders.
     None.

                            PART II
Item 5.  Market for the Registrant's Common Stock and Related
Stockholder
         Matters.
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price listed (Source: S&P Comstock) on December 1, 1999 was $16.50 per share. On July 18,
1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ
System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 1, 1999 was 601.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 1999, 1998 or 1997 fiscal years. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
     (d)  Changes in Securities.
     (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable
March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
     The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows: (Source: S&P Comstock). (On July 18, 1993, the Company shares were deleted from NASDAQ.)18


                       1999      1998

             high low  high low


Quarter Ended Dec. 31        15.50     14.25     11.00    11.00


Quarter Ended Mar. 31        14.50     14.50     11.25    11.00


Quarter Ended June 30        16.50     15.50     11.50    11.25


Quarter Ended Sept. 30       16.50     15.50     14.75    12.75

     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.
Item 6.  Selected Financial Data.
     Financial information for the five-year period commencing
October 1, 1994 and ending
September 30, 1999 is presented below.
                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,


                1999      1998       1997      1996        1995
Gross Income$1,960,262 $1,964,562 $1,873,382 $1,856,218$1,895,392
Net Income
   (Loss)      197,161    166,891    303,882   306,434    334,594
Weighted Average Number
  of Common Shares
  Outstanding  298,101    304,237    310,426   316,992    323,596
Earnings Per
  Share(Loss)     0.66       0.55       0.98      0.97       1.03
Total Assets 7,163,243  7,255,082  7,552,667 7,743,614  8,931,962
Long-Term
   Debt      5,653,044  5,984,002  6,310,060 6,667,298  6,946,564
Shareholders'
    Equity     971,695    856,536    748,020   558,463    371,422
Gross Rental
  Income     1,925,717  1,925,534  1,845,509 1,838,216  1,834,829
Net Rental
  Income     1,667,922  1,667,028  1,578,010 1,577,254  1,554,791


Item 7.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations.
     (1)  Liquidity.

               During the fiscal year ended September 30, 1999, the Registrant generated approximately $540,000.00 in cash flows associated with its real estate rental activities and anticipates that such cash flows will continue during the terms of the operating leases. (Reference is made to Note 3, Rental income under operating losses, to the
     Financial Statements for the years ended September 30, 1999 and 1998).
               The Registrant's cash and equivalents increased to $891,119.00 during 1999 and has been substantially responsible for an increase of $42,949.00 in working capital.
               It is anticipated that revenues and net rental income associated with the operating leases on the properties of the Registrant will be sufficient to provide the cash flows necessary to fund the Registrant's operations. The operating leases expire in 2009 and
     2012 and include renewal options, which, if exercised will provide revenues beyond 2009 and 2012.
               Minimum future rental income expected from the operating leases approximates
     $26,185,300.00 and is available during the operating lease terms and should provide sufficient cash flows to sustain profitable real estate operations.
     (2)  Capital Resources
               The properties owned by the Registrant do not require renovation or additional construction activities in order to maintain rental operations. The Registrant does not anticipate future capital requirements in connection with its rental properties other than those that are routine and incidental to the Registrants' real estate rental business. The
     Registrant anticipates expenditures for maintenance, insurance and taxes, but has no planned major capital expenditures that would require significant allocation of resources. In no event are any expenditures expected to have any materially adverse effect upon the Registrant's capital resources.
               The Registrant presently intends to continue funding the development of the
     Medical Staples for use in internal surgery. Testing will continue during 2000 and results will determine the Registrant's furtherance of such activities after the fiscal year ended
     September 30, 2000. During the year ended September 30, 2000, the Registrant expects to fund the engineering, testing and development of approximately $300,000.00.
     Revenues associated with the Registrant's real estate rental activities are expected to provide the necessary funding for the project to the $300,000.00 level.
               The Registrant anticipates that no revenues will be realized from the medical staple technology during the next fiscal year.
               During the fiscal year ended September 30, 1999, the Registrant funded contributions to the defined benefit pension plan in the amount of $311,388.00 and was included in General and Administrative expense in the Statement of Operations for the years ended September 30, 1999 and 1998.
               The Registrant's funding policy is to make annual contributions to the plan in amounts sufficient to fully provide for all eligible employees' benefits by the time they retire. Continual funding is not expected to have an adverse effect upon the Registrant's financial condition. (Reference is made to Note 15 to the Registrant's Financial
     Statement for the years ended September 30, 1999 and 1998.)
     (3)  Results of Operations.

               (a)  During 1999, the Registrant recorded
after-tax income of $197,161.00 as
     compared to $166,891.00 for the year ended September 30,
1998.  The results of
     operations reflect improved performance as a result of decreased interest expense associated with the Registrant's mortgage on the rental properties and in reduced expenditures in connection with the Registrant's medical staples project. When compared to 1998 costs, interest expense decreased $24,582.00 and Research and
     Development decreased $30,677.00. Gains associated with decreased expenses were partially offset by increased income tax expense.
               The Registrant has 100% tenant occupancy in its rental properties resulting in consistent earnings performance for the fiscal years ended September 30, 1998 and 1999.
     The Registrant anticipates that such performance will continue during the next twelve
     (12) months. As the Registrant's properties age, it is anticipated that the buildings will require more upkeep and maintenance costs. Such costs are not expected to materially effect the long term performance of the Registrant's real estate rental activities.
               During 1999, the Registrant funded the research and development activities associated with the medical staple project in the amount of $194,364.00 which represents a reduction of $30,677.00 when compared to expenditures for 1998. The Registrant expects to continue funding this project with the cash flows associated with its real estate rental activities during 2000. When definitive testing results can be obtained, the
     Registrant will determine if funding should continue into fiscal year 2001. The
     Registrant expects to fund the project during 2000 for testing, development and patent activities in the amount of approximately
                                22

$300,000.00.
               Funding of the Registrant's defined benefit plan during the year ended September
     30, 1999 was $311,388.00 as compared to $307,773.00 for
1998.  The Registrant expects
     to continue funding the plan on an annual basis. The expenses associated with annual funding of the plan are not expected to have a materially adverse effect upon the
     Registrant's financial condition. (Reference is made to Exhibit entitled "Defined Benefit
     Plan" filed with Quarterly Report Form 10Q for the Quarter ended June 30, 1998 and filed on August 8, 1998.)
               (b) The Registrant recorded net income for the year ended September 30,
     1998 in the amount of $166,891.00 as compared to $303,882.00 for the year ended
     September 30, 1997. The results of operations reflect improved revenues and income associated with the Registrant's real estate rental activities as net rental income was
     $1,667,028.00 as compared to $1,578,010.00 in 1997.
               The Registrant continues to experience consistent earnings performance due to
     100% occupancy of the Registrant's rental properties and the favorable long-term operating leases. Costs associated with the Registrant's real estate rental activities are expected to remain at present levels during the short-term as are the revenues associated with such operating leases.
               Long term, costs are expected to rise with
inflation and some capital maintenance
     and repairs are expected as the buildings mature and require more intensive upkeep.
     Since there are rental income escalation provisions contained in the operating leases, revenues are expected to be sufficient to provide for such costs, which are not expected to have any
                                23
 materially adverse effects upon the results of operations during the term of the leases.
               The Registrant continued to fund the engineering and development activities related to the surgical staple technology it has developed. Expenditures in connection with this project for 1998 were $225,041.00, which represented an increase of $77,479.00 when compared to the 1997 expenditures for the staples project. The Registrant expects to continue funding this project during 1999 and will utilize the cash flows and revenues from its real estate rental activities to fund the ongoing testing and development for the staples project. Testing has commenced at a medical center but initial results do not assure the commercial viability of the Registrant's technology. If more definitive favorable results are obtained, the Registrant will analyze its position and determine if funding should continue beyond fiscal year 1999. The Registrant anticipates funding testing, development and patent activities in conjunction with the staples project during
     1999 to approximate $300,000.00.
               During 1998, the Registrant contributed
$307,773.00 to its defined benefit plan
     (pension plan) which covers all eligible employees who have completed one year of service. (Reference is made to Exhibit entitled"Defined Benefit Plan" filed with
     Quarterly Report 10Q for the Quarter ended June 30, 1998 and filed on August 8, 1998.)
     The Registrant expects to continue to fund the pension plan on an annual basis and does not expect the expense of such plan to have a materially adverse effect upon its financial condition.
     (4)  Other Matters

               The Company is currently continuing work to resolve the potential impact of the
     Year 2000 on the processing of date-sensitive information by the Company's computerized information system. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year.
     Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could cause miscalculations or systems failures. The costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such issues in a timely manner, it could result in a material financial risk. The
     Company does plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Item 8.  Financial Statements and Supplemental Data.
     Financial statements, supplementary financial information and Accountant's Report are filed with this report. (See Financial Statements and reports thereon of R.A. Fredericks and
Company for 1998 and 1999.)

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
Name and Age             Title                Term     Elected

Melvin S. Cook  Chairman of the Board    2002 Annual       1968
Age 68          President of Registrant     Meeting

William M. Hackett  Treasurer of Registrant 2000 Annual    1984
Age 56                                         Meeting

Beverly Cook        Office Manager and       2001 Annual  1995
Age 63              Secretary of Registrant    Meeting

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

                                                       Date First
Name and Age(1)               Title                     Term
    Elected

Melvin S. Cook   Chairman of the Board         Annual       1968
Age 68

William M. Hackett Treasurer of the Registrant Annual       1975
Age 56

Beverly Cook      Secretary of the Registrant   Annual       1997
Age 63

     (1) Martin R. Infante, Secretary of the Registrant and member of the Board of Directors of the Registrant served in such capacities until his death during the year ended September
     30, 1997.

     (1) Each officer has been selected to serve until the next Annual Meeting of the Board of Directors or until his respective successor shall be elected
and
                                26
shall quality.
          (c) There are no significant employees other than those identified in (a) and
(b) above.
          (d)  The following Table summarizes the business
experience and principal
occupation during the last five years of each person who serves as a director of executive officer of the Registrant, as well as any other directorship held by persons serving as directors of the
Registrant.
                                                          Other
Name(1)             Business Experience/Occupation
Directorship

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

     (1) Martin R. Infante, Secretary of the Registrant and member of the Board of Directors of the Registrant served in such capacities until his death during the year ended September
     30, 1997.
          (f)  Not applicable.
Item 11.  Management Compensation.
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 1999 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000.00, and the direct remuneration paid all
Directors and Officers of the
                                27

Registrant as a group for such fiscal year.


                                          HOLOBEAM, INC.
                                             Form 10K
                                    Summary Compensation Table
                                        September 30, 1999

                                                               Long Term Compensation
Name and                     Annual Compensation                  Awards           Payouts       All Other
Principal Position    Year    Salary  Bonus  Other   Restricted Stock  SUO/SARS  LTIP Payouts   Compensation
Melvin S. Cook       1999    $250,000   -0-   -0-        -0-            -0-       -0-              -0-
President and CEO    1998     250,000   -0-   -0-        -0-            -0-       -0-              -0-
and Director         1997     200,000   -0-   -0-        -0-            -0-       -0-              -0-


William M. Hackett   1999      17,550   -0-   -0-        -0-            -0-       -0-              -0-
Treasurer and        1998      17,550   -0-   -0-        -0-            -0-       -0-              -0-
Director             1997      17,550   -0-   -0-        -0-            -0-       -0-              -0-


Martin R.Infante<F1> 1999         -0-   -0-   -0-        -0-            -0-       -0-              -0-
Secretary and        1998         -0-   -0-   -0-        -0-            -0-       -0-             9,999
Director             1997         -0-   -0-   -0-        -0-            -0-       -0-            29,984

Beverly Cook         1999      75,000   -0-   -0-        -0-            -0-       -0-              -0-
                     1998      75,000   -0-   -0-        -0-            -0-       -0-              -0-
                     1997      75,000   -0-   -0-        -0-            -0-       -0-              -0-

All Officers and     1999     342,550   -0-   -0-        -0-            -0-       -0-              -0-
Directors as a       1998     342,550   -0-   -0-        -0-            -0-       -0-             9,999
Group                1997     342,550   -0-   -0-        -0-            -0-       -0-            29,984

<F1>
     (1) Martin Infante performed services for the registrant as landlord and insurance broker. See
Item 11(D) of this report. Mr. Infante died during the year ended September 30, 1997


Item 11 (cont'd.)
     The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the
officers of the Registrant.
     Mr. Infante received no compensation as an employee of the Registrant. The amounts paid to Mr. Infante were in connection with his services performed as insurance agent and landlord.
During 1997, Mr. Infante's payments were limited to rental payments amounting to $9,999.00.
(Reference is made to Notes 4 and 6 to the Financial Statements for the year ended September
30,
1997 and to Item 11 (d) of Report, Form 10K for the year ended September 30, 1997.)
     (b) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 1999, 1998
and
1997.
     (c) The following Table sets forth all the options to purchase securities from the
Registrant which were granted to or exercised by any of its directors and each officer whose direct
remuneration exceeds $100,000.00 as well as all officers and directors as a group since October
1,
1998.
                                   All Directors and Officers as
a Group
Options Granted                                      0
Options Exercised                                    0
Unexercised Options Held at 9/30/99                       0
     (d) During the fiscal year of the Registrant ended on September 30, 1997, the Registrant utilized the services of Mr. Infante as a landlord. In the opinion of the Registrant, the amounts paid
to Mr. Infante in respect to the foregoing were in all cases fair to the Registrant and were consistent
with the amount which would have been paid had the transaction occurred with unaffiliated
                                30
parties. (Reference is made to Notes 4 and 5 to the Financial Statements of the Registrant for the years ended September 30, 1997 and 1996.)
     The amounts paid to Mr. Infante during the year ended September 30, 1997 is presented below:


                                        1997


Rent Expense                           $ 9,999
Insurance                                  -0-
                                     ---------

Total Payments                         $ 9,999
                                         =====

     The following Table sets forth information about the Company's defined benefit pension plan benefits:

Pension Plan Table

Years of Service

Remuneration            36

 60,000        60,000

160,000        107,112

200,000        107,112
     Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Company. For Melvin Cook and Beverly Cook, the amounts equaled $107,112 and $60,000, respectively, as of September 30, 1999. Melvin Cook and
Beverly Cook will be credited at normal retirement date with 36 years service each under the
Pension Plan as of September 30, 1999. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for Social
Security or any other amounts.

                             PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and
Management.
     (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 1, 1999 is as follows:
Title of Class      Name & Address      Amount Owned   % of Class

Common Stock, Par        Melvin S. Cook        123,497      41.6%
Value $0.10 Per Share    217 First Street
                        Ho-Ho-Kus, NJ 07423

Common Stock, Par        Beverly Cook           95,000     32.0%
Value $0.10 Per Share    217 First Street
                        Ho-Ho-Kus, NJ 07423

     (b)  The stockholding of Officers and Directors as a group as of December 1, 1999 are
as follows:
Title of Class          Amount Beneficially Owned    % of Class

Common Stock, Par Value                218,497             73.6%
$0.10 Per Share

     (c) There are no contractual arrangements that might result in a change of control of Registrant.
Item 13.  Certain Relationships and Related Transactions.
     Martin R. Infante, Former Secretary and Director provided services to the Registrant in his capacity as a principal in the Martin Infante Insurance Agency and as a landlord.
     During the fiscal years ended September 30, 1997, the amount paid to Mr. Infante in connection with such services were as follows:

        1997

Rent Expense                                 $ 9,999

Insurance                                 -0-

Total Payments                          $ 9,999
     Reference is made to Item 11 (d) of Form 10K and to Notes 4 and 6 to the
                                32

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

                          HOLOBEAM, INC.
                             Form 10K
                        September 30, 1999

                            Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant     Holobeam, Inc.

By   William M. Hackett

Date December   24, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     Melvin S. Cook
     President and Chairman of the Board

Date:     December 24, 1999



By:  William M. Hackett
     William M. Hackett
     Director and Treasurer

Date:     December 24, 1999



By:  Beverly Cook
     Beverly Cook
     Director

Date:     December 24, 1999

                                        December 24,1999



US Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:  Holobeam, Inc., File No. 03385

Dear Sir or Madam:

     Enclosed you will find one (1) paper format copy of Holobeam, Inc. Annual Report, Form
10K for the year ended September 30, 1999 which has been previously filed/transmitted via the
EDGAR system.

     Kindly acknowledge receipt by signing the enclosed photocopy of this letter and return it to us in the accompanying stamped, self-addressed envelope.

                                        Very truly yours,



                                        William M. Hackett
                                        Treasurer

mjb
Encs.

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED
              SEPTEMBER 30, 1999, AND 1998 AND 1997































                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS

HOLOBEAM, INC.







                 INDEX TO FINANCIAL STATEMENTS





                                                         PAGE
INDEPENDENT ACCOUNTANTS' REPORT                           F-1

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                         F2-3

  STATEMENTS OF OPERATIONS                               F-4

  STATEMENTS OF SHAREHOLDERS' EQUITY                     F-5

  STATEMENTS OF CASH FLOWS                               F-6

  NOTES TO FINANCIAL STATEMENTS                        F-7-19

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 1999
 1998 AND 1997

       V  PROPERTY AND EQUIPMENT                        F-20

       VI ACCUMULATED DEPRECIATION AND AMORTIZATION
           PROPERTY AND EQUIPMENT                       F-21

       X  SUPPLEMENTARY INCOME STATEMENT INFORMATION    F-22

       XI REAL ESTATE AND ACCUMULATED DEPRECIATION      F-23

            XIII    MORTGAGE LOANS REAL ESTATE          F-24


ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT
APPLICABLE, OR THE INFORMATION IS SHOWN IN THE FINANCIAL
STATEMENTS
OR
NOTES THERETO.

                                 R.A. FREDERICKS & COMPANY, LLP

                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Robert J. Rosenberg, CPA
Eric Frank Zach, CPA



                 INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 1999 and
1998 and the related statements of operations, shareholders' equity and statements of cash flows for the years ended September 30, 1999, 1998, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 1999 and 1998, and the results of its operations, shareholders' equity and its cash flows for the years ended September 30, 1999,
1998,
1997, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.







  R.A. FREDERICKS & COMPANY, LLP



Montville, New Jersey
December 16, 1999


                              F-1

  170 Changebridge Road  Unit B-4, Montville, New Jersey 07045
    Tel: (973) 575-6200 Tel: (212) 544-2204 Fax: (973) 575-5444

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998





            ASSETS


                                     1999         1998

CURRENT ASSETS
     Cash (including cash equivalents of $774,084
      in 1999 and $268,932 in 1998)  $   891,119    $   301,623
     Short-term Investments                  -          421,282
     Accrued Interest                      1,872          5,823
     Accounts Receivable                      28             -
     Prepaid Expenses                     10,710          8,092
                                      -----------    ----------
TOTAL CURRENT ASSETS                     903,729        736,820
                                      -----------    ----------
PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                              452,772        452,772
       Buildings and Building
         Improvements                  6,961,244      6,961,244
                                   -------------    -----------
     TOTAL                             7,414,016      7,414,016

     Machinery and Equipment              66,939         66,939
     Furniture and Fixtures               20,633         20,633
                                   -------------   -------------
     TOTAL                             7,501,588      7,501,588

Less: Accumulated Depreciation
  and Amortization                     1,781,272      1,569,407
                                   -------------   ------------
PROPERTY AND EQUIPMENT-NET             5,720,316      5,932,181
                                   -------------   ------------
OTHER ASSETS
     Patents and Patent
     application cost, net of
     accumulated amortization
     of $217,850 in 1999
      and $204,001 in 1998               70,250         76,024
     Deferred Charges                   468,948        510,057
                                   ------------    -----------
TOTAL OTHER ASSETS                      539,198        586,081
                                   ------------  -------------
TOTAL ASSETS                        $ 7,163,243    $ 7,255,082
                                     =======            ========



The accompanying notes are an integral part of the financial statements.
                               F-2

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998




               LIABILITIES AND SHAREHOLDERS' EQUITY


                                         1999             1998
CURRENT LIABILITIES
     Mortgage Payable-Current Portion $ 318,832   $   292,195
     Accounts Payable                     6,510         6,832
          Deferred Rent                 107,976             -
     Franchise Taxes Payable              1,980         8,976
     Income Taxes Payable                24,340         5,580
     Other Accrued Expenses              23,158        21,392
     Accrued Interest Payable            43,575        45,707
     Accrued Commissions Payable         12,133        33,862
                                  --------------    ---------
TOTAL CURRENT LIABILITIES               538,504       414,544
                                  --------------    ---------
LONG-TERM DEBT
     Mortgage Payable (Net
       of Current Portion)            5,653,044    5,971,869
     Real Estate Commissions
       Payable                                -       12,133
                                 --------------   ----------
TOTAL LONG-TERM LIABILITIES           5,653,044    5,984,002
                                    -----------   ----------
TOTAL LIABILITIES                     6,191,548    6,398,546
                                     ----------   ----------
SHAREHOLDERS' EQUITY
     Common Stock, Par Value
      $.10 Per Share
      Authorized 2,000,000
      Shares, Issued 305,598            30,559       30,559
     Additional Paid in Capital      9,825,498    9,825,498
     Accumulated Deficit            (8,750,505)  (8,947,666)
                                    ----------    ---------
TOTAL                                1,105,552      908,391

     Less: Cost of Shares in
       Treasury (8,692
      in 1999 and 3,395 in 1998)    (133,857)        (51,855)
                                   ---------        ---------
TOTAL SHAREHOLDERS' EQUITY           971,695         856,536
                                   ---------        ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $ 7,163,243       $7,255,082
                                    ========       ==========




The accompanying notes are an integral part of the financial statements
                               F-3

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



           1999                 1998                1997

REVENUES
     Rental Income $ 1,925,717       $1,925,534       $1,845,509
     Interest Income    34,545           38,977           27,873
     Other                   -               51                -
                   -----------       ----------       ----------
TOTAL                1,960,262        1,964,562        1,873,382
                   -----------       ----------       ----------

COSTS AND EXPENSES
     Rental Expense    257,795         258,506           267,499
     General Expense   637,167         633,625           347,556
     Interest Expense  539,943         564,525           587,061
     Research and
       Development     194,364         225,041           147,562
     Other                   -               -            10,022
                     ---------        ---------         --------
TOTAL                1,629,269        1,681,697        1,359,700
                     ---------        ---------        ---------
INCOME BEFORE
 INCOME TAXES          330,993          282,865          513,682

INCOME TAX EXPENSE     133,832          115,974          209,800
                      --------         --------         --------
NET INCOME           $ 197,161        $ 166,891        $ 303,882
                       =======          =======          =======
WEIGHTED AVERAGE NUMBER
 OF SHARES
 OUTSTANDING           298,101          304,237          310,426
                      --------         --------         --------
EARNINGS PER SHARE  $      .66        $     .55        $     .98
                       =======          =======           ======














The accompanying notes are an integral part of the financial statements.


HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997




                                                         Additional
                             Common Stock                  Paid-In     Accumulated               Treasury Stock
                                Shares       Amount        Capital       Deficit            Shares             Amount
BALANCE, SEPTEMBER 30, 1996     1,052,598   $105,260      $12,399,699   $(9,418,439)       739,079          $2,528,057

     Net Income                                                             303,882

  Purchase of Treasury Stock                                                                 7,494             114,325

BALANCE, SEPTEMBER 30, 1997    1,052,598    $105,260      $12,399,699   $(9,114,557)       746,573          $2,642,382

     Net Income                                                             166,891

  Purchase of Treasury Stock                                                                 3,822              58,375

 Retirement of Treasury Stock  (747,000)     (74,701)     (2,574,201)             -       (747,000)         (2,648,902)

BALANCE, SEPTEMBER 30, 1998     305,598      $30,559      $9,825,498    $(8,947,666)         3,395             $51,855

     Net Income                                                             197,161

 Purchase of Treasury Stock                                                                  5,297              82,002


BALANCE, SEPTEMBER 30, 1999     305,598      $30,559      $9,825,498    $(8,750,505)         8,692          $  133,857



         The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                              1999        1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                 $197,161   $166,891      $ 303,882
                          ---------   --------      ---------
Adjustments to Reconcile
Net Income to Net Cash
 Provided by Operating
  Activities:
    Loss on disposition
      of assets                  -          -         10,022
    Depreciation           211,865    214,427        212,487
    Amortization            54,958     54,442         54,895
    Patent and Patent
     Application Costs      (8,075)    (5,495)        (9,477)

Increase (Decrease) in:
    Accounts Payable and
     Accrued Expenses      119,052   (104,454)       (45,637)
    Real Estate Brokers
     Commissions           (33,862)   (33,863)       (89,455)

Decrease (Increase) in:
    Accounts and other
     receivables               (28)        -          49,230
    Deferred Tax Asset          -          -          91,800
    Interest Receivable      3,951    (1,772)         (4,051)
    Prepaid Expenses        (2,618)    1,556          (3,336)
                          ---------    ------         -------
Total Adjustments           345,243   124,841         266,478
                          ---------  --------        --------
Net Cash Provided by
Operating Activities        542,404   291,732         570,360
                         -----------  -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term
   Investments                 -     (21,282)       (400,000)
Capital Expenditures          -       (7,976)         (51,587)
Sale of Short-Term
  Investments            421,282           -                -
Proceeds from Sale
  of Assets                    -           -            7,500
                       ---------     --------        --------
Net Cash Provided (used)
 by Investing Activities 421,282     (29,258)        (444,087)
                       ---------     --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on
   First Mortgage       (292,188)    (267,784)       (245,412)
Purchase of Treasury
  Stock                  (82,002)     (58,375)       (114,325)
                         -------      -------        ---------
Net Cash Provided (Used)
  by Financing Activities(374,190)   (326,159)        (359,737)
                        ---------     --------        --------
NET INCREASE (DECREASE)
  IN CASH AND
  CASH EQUIVALENTS        589,496     (63,685)        (233,464)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR   301,623     365,308           598,772
                         ---------    -------           --------
CASH AND CASH EQUIVALENTS
        AT END OF YEAR  $ 891,119   $ 301,623         $  365,308
                         ======        ======            =======
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid           $ 542,075   $ 566,479         $  588,852

Income Taxes Paid       $ 115,072   $ 107,198          $ 124,925


The accompanying notes are an integral part of the financial statements.
                                    F-6

 HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


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

                        d.  Common Stock

                            Each share of common stock is
entitled to one vote.  No such shares of
              common stock were reserved at September 30, 1999, 1998 or 1997. On February 19,
              1998, the Company retired 747,000 shares of Treasury Stock purchased between 1970 and January of 1998 at a cost of $2,648,902.

                        e.  Statement of Cash Flows

                            For purposes of reporting cash flows,
all liquid investments with original
              maturities of three months or less are considered cash equivalents.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


          NOTE 2.   INCOME TAXES


                    The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                                     1999       1998      1997

Federal statutory income tax rate     34%        34%        34%
State tax provisions, net of
 federal benefits                      6          6          6
Other                                  1          1          1
                                   -----       ----       ----
Effective income tax expense rate     41%        41%        41%
                                     ===         ==         ==
          Income tax expense (benefit) consisted of the following:


               1999              1998               1997
          Current
            Federal    $     104,229   $  89,716   $     69,000
            State             29,603      26,258         49,000

          Deferred
            Federal               -            -         91,800
            State                 -            -              -
                           ---------     -------      ---------
                           $ 133,832   $ 115,974      $ 209,800
                             =======     =======       =======
NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES

                    The Company has leased two buildings at it's a & S Drive, Paramus, N.J. site for retail use. The Sports Authority, Inc. has leased the 62,000 sq. ft. building for a lease term of twenty (20) years and the Tandy Corporation has leased the 30,000 sq. ft. building for use as a Computer City retail store for a lease term of fifteen (15) years. The tenants are also responsible for real estate taxes and other assessments as defined in the operating lease agreements.



                        1999             1998           1997
Buildings and building improvements:
  Cost           $ 6,961,244         $6,961,244     $6,961,244
  Accumulated
  depreciation     1,726,564          1,526,605      1,326,646
                 -------------     ------------    ------------
Net buildings and
building
improvements     $ 5,234,680        $5,434,639      $5,634,598
                   =========        ==========       =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

          NOTE3.    RENTAL INCOME UNDER OPERATING LEASES
(Continued)

                    The minimum future rentals on noncancellable operating leases for the years ending
          September 30, are as follows:

2000     $2,020,217     2005 $2,225,142  2010       $1,497,842
2001      2,020,217     2006  2,225,142  2011        1,497,842
2002      2,108,447     2007  2,322,194  2012        1,373,022
2003      2,116,467     2008  2,331,017             ----------
2004      2,116,467     2009  2,331,017

                                    Total         $26,185,033
                                                    =========
                    Net rental income consists of the following:

                     1999                  1998           1997

Rental income      $1,925,717          $1,925,534     $1,845,509
Depreciation
  expense           (199,959)            (199,959)      (199,959)
Other expenses       (57,836)             (58,547)       (67,540)
                  -----------            --------       --------
Rental income,net $ 1,667,922          $1,667,028     $1,578,010
                     ========           =========      =========
                    In 1999, 1998, and 1997, depreciation expense
included all depreciation of the rental
          buildings and building improvements.

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

                            The base rents under the amended
lease were increased as follows:

2nd through 5th years                               $1,208,217
6th through 10th years                               1,295,716
11th through 15th years                              1,391,967
16th through 20th years                              1,497,842
                                F-10

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


          NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES
(Continued)

                        a)  In addition to the rent, the tenant
is responsible for real estate taxes and other
              assessments as defined in the operating lease.

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

Costs associated with the 30,000 sq. ft. building are as follows:*

Construction allowance paid to Tandy Corporation      $1,189,675
Costs incurred by the Company for use variance
 and site improvement (deferred until put in
  service at October 1, 1994)                           434,821
Construction costs incurred through September 30,
1994 (deferred until put in service at October 1, 1994) 964,505
Construction costs incurred during 1995                   3,512

                                                       ---------
Total Costs of 30,000 sq. ft. building occupied
    by Tandy Corporation.                            $2,592,513
                                                      ========

(*) Does not include costs of improvements incurred by the tenant.


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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

                    The following is a condensed summary of
financial information on the above
publicly
          held companies:
           Tandy           The Sports
         Corporation       Authority       K-Mart      CompUSA
          12/31/98           1/24/99      1/27/99      6/26/99
       (In Millions)    (In Thousands)(In Millions)(In Thousands)
Current
assets    $ 1,299    $   439,335        $   7,830   $ 1,108,537
Total
assets      1,994        901,599           14,166     1,481,715
Current
liabilities   880        408,790            3,691       966,426
Total
liabilities 1,142        632,842            7,203     1,131,239
Minority
interest        -         (4,155)               -             -
Common stock
put option      4              -                -             -
Total
stockholders'
equity        848         272,912            6,963      350,476
Net sales   4,788       1,600,501           33,674    6,248,518
Cost of
sales       2,784       1,208,701           26,319    5,459,471
Gross
profit      2,004         391,800            7,355      789,047
Income
(loss)
before
income
taxes
(continuing)  100        (100,885)           1,091     (84,824)
Income taxes   39         (35,028)             230      31,810
Minority
Interest        -          (2,066)               -           -

Net income
(loss)   $     61    $   (63,791)        $     518   $  (53,014)

          NOTE 4.   RELATED PARTY TRANSACTIONS

                    An officer and member of the Board of
Directors, was the Company's landlord until
          his death during the year ended September 30, 1997.
                                    1997

Landlord-Office rental
and related services                 $9,999
                                   --------
                                    $9,999
                                     =====
          NOTE 5.   RESEARCH AND DEVELOPMENT

                    Research and development expenses in the amount of $194,364 in 1999, $225,041 in
          1998, and $147,562 in 1997, were charged to operations and included in costs and expenses.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


          NOTE 6.   RENT EXPENSE

                    The Company had leased approximately 1,000
square feet of office space on a
month
          to month basis at a monthly rental of $909 from a member of the Board of Directors
          (See Note 4) until August 31, 1997. The Company moved its headquarters to Ho-Ho-
          Kus, New Jersey and occupies approximately 1,000 square feet of office and laboratory space on an annual lease. Lease payments are $950 per month and are paid to an
          unaffiliated landlord.   Rent expense was $11,400 in
1999, $11,400 in 1998 and
          $11,447 in 1997.

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

                    The Company is continuing its efforts in the area of surgical staple design for use in internal surgery. Several United States Patents have been issued and foreign applications have been filed on a novel staple. The staple has been produced and it is anticipated that tests will continue during 2000 at a medical center. Research and development costs in the amounts of $194,364, $225,041 and $147,562 have been expended in connection with the surgical staple during 1999, 1998 and 1997, respectively.

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

                    Costs incurred in connection with this
mortgage amounted to $102,520 and are
charged
          to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 9. The expense for the next five (5) years is presented below:

              2000                                  $5,126
              2001                                   5,126
              2002                                   5,126
              2003                                   5,126
              2004                                   5,126

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


          NOTE 8.   LONG-TERM DEBT (Continued)

                    The balance outstanding for each debt issued at the end of 1999, 1998, and 1997 is as follows:

                        1999            1998                1997

First Mortgage on
62,000 sq. ft. Building $5,971,876     $6,264,064      $6,531,848

Real Estate Brokers
Commissions Payable              -         12,133          45,995
                      ------------   ------------      ----------
          Total          5,971,876      6,276,197       6,577,843

 Less Current Portion      318,832        292,195         267,783
                    --------------     ----------      ----------
 Long-Term Portion      $5,653,044     $5,984,002      $6,310,060
                          ========      =========       =========

The mortgage is secured by the land and building and operating lease agreement with The Sports Authority, Inc. (See Note 3).


The principle payments of long-term debt for the term of the mortgage is as follows:


2000   $318,832      2005    $493,181  2010          $762,870
2001    347,897      2006     538,140  2011           338,090
2002    379,611      2007     587,197
2003    414,217      2008     640,727
2004    451,978      2009     699,136

          NOTE 9.   DEFERRED CHARGES


The composition of deferred charges and related amortization is as follows:




                                                  Real Estate


    Mortgage                         Brokers Commissions
                                                            Total
              Costs         Sports Authority              Tandy
Corp.
Original Cost  $712,160     $102,520  $279,584       $330,056
Accumulated
 Amortization   243,212       34,174    99,019        110,019
               --------       ------   -------       --------
Balance 9/30/99 $468,948    $ 68,346  $180,565       $220,037
                =======       ======   =======        =======
Original Cost  $712,160     $102,520  $279,584       $330,056
Accumulated
Amortization    202,103       29,047    85,040         88,016
               --------      -------   -------        -------
Balance 9/30/98 $510,057     $73,473  $194,544       $242,040
                =======      ======    =======       =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


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

          NOTE 11.  OTHER EMPLOYEE BENEFITS

                    The Financial Accounting Standards Board issued SFAS No. 106 " Employers
          Accounting for Post Retirement Benefits", SFAS No. 112 "Employers Accounting for
          Post Employment Benefits", which changed employers' accounting for these benefits. Since the Company has no post-retirement benefits plan, and does not offer post employment benefits, SFAS No. 106 and SFAS No. 112 are not applicable. During 1999, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits. SFAS No. 132 is not applicable for post employment benefits but is applicable to the Company's pension plan (See Note 15).

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

          NOTE 13.  FINANCIAL REPORTING BY BUSINESS SEGMENTS

                    In 1999, the Company adopted Financial
Accounting Standards Board Statement
(SFAS)
          No. 131 "Disclosures About Segments of an Enterprise and Related Information". The
          information for 1998 and 1997 has been restated to conform to the 1999 presentation. The
          Company's reportable segments are strategic business units that involve different products and services. They are managed by a single management team.

                    The Company has three business segments as follows:

                    Surgical Staples-Engaged in engineering and design of surgical staples for use in internal surgery, and in the technology used to fabricate the equipment issued to apply the staples.
          This segment of the company's business is still in the research and development stage.

                    Electro-Optical-Engaged in engineering and development of equipment for the semi-
          conductor industry. The company has discontinued efforts relating to the electro-optical segment of its business.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


          NOTE 13.  FINANCIAL REPORTING BY BUSINESS SEGMENTS
(Continued)

                    Rental-Engaged in leasing to tenants, the two retail buildings owned by the
Company at
          50 A&S Drive, Paramus, New Jersey. Approximately 98% of the Company revenues are earned by this segment, all of which is received from two tenants (see Note 12).

                    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on income before income taxes.
There are no intercompany
          sales.  The Company derives all revenue in the United
States.

                    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate income and expense items not allocated to reportable segments.

                                            Revenues


                   1999                1998               1997

Business Segments:

Surgical Staples   $         -     $      -       $         -
Electro-Optical              -            -                 -
Real Estate Rental    1,925,717     1,925,534        1,845,509
Other                    34,545        39,028           27,873
                    -----------     ---------        ---------
    Total           $ 1,960,262    $1,964,562       $1,873,382
                      =========     ========        ==========

          Business Segments:
              Income (Loss)

                        1999          1998              1997
    Surgical Staples $(194,364)   $ (225,041)    $   (147,562)
       Electro-Optical       -            -                 -
          Real Estate
           Rental     1,667,922    1,667,028        1,578,010
                    -----------     ---------        ---------
              Total $ 1,473,558   $1,441,987        $1,430,448
                      =========     ========        ==========

General and
Administrative
Expenses              (639,824)    (633,625)         (347,556)
Interest Expense      (539,943)    (564,525)         (587,061)
Other Income            34,545       39,028            17,851
Income Tax Expense    (133,832)    (115,974)         (209,800)
                    -----------     ---------        ---------
              Total (1,279,054)  (1,275,096)       (1,126,566)
                    -----------     ---------        ---------
       Net Income    $ 194,504   $  166,891         $ 303,882
                      =========     ========        ==========

Business Segments:
               Identifiable Assets

                        1999            1998            1997
Surgical Staples      $ 59,778  $     60,738     $     63,599
Electro-Optical         10,471        15,286            20,263
Real Estate Rental   6,156,401     6,397,468         6,638,536
Other                  933,936       781,590           830,269
                    -----------     ---------        ---------
TOTAL ASSETS       $ 7,160,586    $7,255,082        $7,552,667
                      =========     ========        ==========
                                 F-16

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


          NOTE 13.  FINANCIAL REPORTING BY BUSINESS SEGMENTS
(Continued)

                    Business Segments:
                Capital Expenditures


                          1999         1998            1997
Surgical Staples    $        -   $        -        $         -
Electro-Optical              -            -                  -
Real Estate Rental           -            -                  -
Other                       -         7,976             51,587
                    -----------     ---------        ---------
                $             -   $    7,976          $  51,587
                      =========     ========        ==========

                                 Property and Equipment
Business Segments                     Depreciation



                        1999         1998                1997
Surgical Staples     $       -     $       -        $       -
Electro-Optical              -             -                -
Real Estate Rental     199,959       199,959          199,959
Other                   11,906        14,468           12,528
                    -----------     ---------        ---------
                      $211,865      $214,427         $212,487
                      =========     ========        ==========

                               Intangible Assets
                                   Amortization

                          1999           1998          1997

Surgical Staples      $   9,034   $   8,356         $   7,607
Electro-Optical           4,815       4,977             6,179
Real Estate Rental       41,109      41,109            41,109
Other                         -           -                -
                    -----------     ---------        ---------
                       $ 54,958     $ 54,442         $ 54,895
                      =========     ========        ==========
 NOTE 14.      FAIR VALUES OF FINANCIAL INSTRUMENTS

                    The Company has a number of financial
instruments, none of which are held for
trading
          purposes. The Company estimates that the fair value of all financial instruments at
          September 30, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


          NOTE 15.  PENSION PLAN (Continued)

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

                    In 1999, the Company adopted SFAS No. 132
"Employers' Disclosures about
Pensions
          and Other Post Retirement Benefits". The provisions of SFAS No. 132 revise employers'
          disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of this plan. It standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable.

                    The Company provides defined benefit pension plan to the employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plan.



                                    1999                1998

Changes in benefit obligation:
Benefit obligation at October 1   $307,773         $         -
Service cost                       309,163             287,638
Interest cost                       21,544              20,135
                             -------------          ------------
Benefit obligation at
September 30                      $638,480            $307,773
                                  ========             =======

                                     1999                1998
Change in plan assets:
Fair value of plan assets at
October 1                         $313,645          $       -
Company contributions              307,754            307,773
Actual return on plan assets        18,824              5,872
                             -------------          ------------
Fair value of plan assets at
September 30,                     $640,223            $313,645
                                   ========            =======
Funded status of Plan               $1,743              $5,872
Unrecognized Net (Gain) Loss        (5,377)             (5,872)
                              -------------          ------------
(Accrued) or Prepaid Pension    $   (3,634)          $       -
                                   ========              =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


          NOTE 15.  PENSION PLAN (Continued)

                    The net periodic pension cost for the year ended September 30, includes the following components:

                                       1999
1998
1.  Service cost -
benefits earned
during the period           $  309,163             $ 307,773
                            -------------         ------------
2.  Interest cost on
projected benefit
obligation                      32,708                    -
                            -------------            ------------

3.  Actual return on
plan assets                    (18,824)                 5,872
                           -------------            ------------
4.  Net amortization and
deferral:

a. Amortization of
  unrecognized net
obligation (asset)
at transition                    -                      -
b. Amortization of
unrecognized

prior service cost             -                        -
c. Amortization of
unrecognized net
(gain) or loss                (11,659)               (5,872)
d. Asset gain or
(loss) deferred                -                        -
                          -------------            ------------
e. Total                      (11,659)                5,872
                          -------------            ------------

5.  Net periodic pension
cost (credit) =
(Item 1 + item 2 +
item 3 + item 4 (e)         $  311,388              $  307,773
                              ========                 =======

The net periodic pension cost for 1999 and 1998 was determined based on a 7% discount rate and, a long - term rate of return of 7% on plan assets.

          NOTE 16.  CONTINGENCIES

                    The Company is engaged in a comprehensive project to assure all its systems are year
          2000 compliant. Based on current estimates, the Company does not anticipate related material adverse effects on its financial condition, liquidity or results of operations.

                                            HOLOBEAM, INC.

Schedule V

PROPERTY AND EQUIPMENT
SEPTEMBER 30, 1999, 1998 AND 1997


Balance at                                                Balance
at

Beginning                                                     End
of
     CLASSIFICATIONS                             of Year
Additions  Retirements            Year



YEAR ENDED SEPTEMBER 30, 1997:

Machinery and Equipment $ 67,227  $ 38,930 $39,218    $ 66,939
Furniture and Fixtures     2,258    12,657   2,258      12,657
                        --------   -------  -------   --------
          TOTAL         $ 69,485  $ 51,587 $ 41,476   $ 79,596
                          ======    ======   ======     ======

YEAR ENDED SEPTEMBER 30, 1998:

Machinery and Equipment $ 66,939  $     -  $    -    $ 66,939
Furniture and Fixtures    12,657    7,976        -     20,633
                        --------   -------  -------   --------
          TOTAL          $79,596  $  7,976  $     -   $ 87,572
                          ======    ======   ======     ======

YEAR ENDED SEPTEMBER 30, 1999:

Machinery and Equipment $ 66,939  $     -  $      -  $ 66,939
Furniture and Fixtures    20,633        -         -    20,633
                        --------   -------  -------   --------
     TOTAL               $87,572   $    -   $     -   $ 87,572
                          ======    ======   ======     ======




















The accompanying notes are an integral part of the financial statements.
                                F-20

HOLOBEAM, INC.
Schedule VI

ACCUMULATED DEPRECIATION AND AMORTIZATION
PROPERTY AND EQUIPMENT
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                 Balance at                      Balance at
                      Beginning                         End of
     CLASSIFICATIONS   of Year Additions Retirements    Year

YEAR ENDED SEPTEMBER 30, 1997:

Machinery and Equipment $ 39,192  $ 10,581 $ 21,696   $ 28,077
Furniture and Fixtures     2,256       256    2,256        256
                        --------   -------  -------   --------
          TOTAL         $ 41,448  $ 10,837 $ 23,952   $ 28,333
                          ======   ======    ======     ======
YEAR ENDED SEPTEMBER 30, 1998:

Machinery and Equipment $ 28,077  $ 12,604  $     -   $ 40,681
Furniture and Fixtures       256     1,864        -      2,120
                         --------  -------   -------   -------
          TOTAL         $ 28,333  $ 14,468  $     -   $ 42,801
                          ======    ======   ======     ======
YEAR ENDED SEPTEMBER 30, 1999:

Machinery and Equipment  $40,681  $ 9,287   $     -    $ 49,968
Furniture and Fixtures     2,120    2,620         -       4,740
                         --------  -------   -------   -------
     TOTAL             $  42,801 $ 11,907   $      -   $ 54,708
                          ======    ======   ======     ======

















The accompanying notes are an integral part of the financial statements.
                                F-21

                   HOLOBEAM,INC.


Schedule X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                     1999              1998              1997
Maintenance
and Repairs      $        -   $          -            $ 10,610
                     ======         ======              ======
Depreciation and
Amortization of
 Intangible Assets  $54,958       $ 54,442            $ 54,895
                     ======         ======              ======
Taxes, Other than
Payroll and Income Tax
 Franchise         $  9,500      $   3,600           $   3,060
 Real Estate              -              -                   -
 Other                  518              -               6,004
                 -----------      ----------           --------
                    $10,018      $   3,600            $  9,064
                     ======         ======              ======
Royalties    $          -    $           -        $          -
                   ======             ======            ======
Advertising  $          -    $           -        $          -
                   ======             ======            ======




























     The accompanying notes are an integral part of the financial statements.
                                F-22



                          HOLOBEAM, INC.

                                               Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1999


                                             Cost Capitalized  Gross Amount at
                              Initial            Subsequent    Which Carried at                                          Life
                                                                                                                       in Which
                         Cost to Company       To Acquisition Close of Period (1)                 (2)       Date        Deprec.
                Incumb            Bldg &             Carrying            Bldg &               Accumulated    of   Date in Latest
                                                                                                                        Income
                Brances   Land    Improv      Improv   Costs   Land      Improv       Total   Depreciation Constr. Acqd  Stmt is
                                                                                                                        Computed
Improved Land
 Paramus, NJ  $        0 $218,402 $       0 $         0 $  0  $218,402 $        0   $218,402 $        0      1971    -
Improved Land
 Paramus, NJ           0  173,565         0      60,805     0  234,370          0    234,370          0      1983    -

Building I
 Paramus, NJ
 Improvements  6,777,260        0    718,881  3,649,850     0        0  4,368,731  4,368,731  1,399,730 1958 1971 3 to 40 years

Building II
 Paramus, NJ           0        0  2,592,513          0     0        0  2,592,513  2,592,513    326,834 1995 1995 30 Years

              $6,777,260 $391,967 $3,311,394 $3,710,655 $   0 $452,772 $6,961,244 $7,414,016 $1,726,564



(1)Activity for the three years                               (2)Activity for the three years
   ended September 30, 1999 is                                ended September 30, 1999 is
   as follows:                   1999        1998      1997   as follows:                      1999     1998      1997
Balance at Beginning of Year $7,414,016 $7,414,016 $7,414,016 Balance at Beginning of Year $1,526,605 $1,326,646 $1,126,687
Additions:                                                                      Additions:
  Improvements                        0          0          0                 Depreciation    199,959    199,959    199,959
  Acquisitions                        0          0          0             Less Retirements          0          0          0
                              7,414,016  7,414,016  7,414,016
Deductions During Year:                                             Balance at End of Year $1,726,564 $1,526,605 $1,326,646
  Retirements                         0          0          0
  Cost of Real
   Estate Sales                       0          0          0

Balance at End of Year       $7,414,016 $7,414,016 $7,414,016

The aggregate cost for Federal income tax purposes at September 30, 1999 is $7,414,016.

                The accompanying notes are an integral part of these financial statements.
                                                  F-23

                                   HOLOBEAM, INC.


Schedule XII

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 1999

                                                                                                              Principal
                                                                                                               Amount
                                                        Periodic              Face Amount Carrying Amount      of Loans
                                                                                                             Subject to
                            Interest    Final Maturity   Payment      Prior     of              of           Delinquent
                                                                                                             Principal
                              Rate               Date     Terms       Items     Mortgage      Mortgage(1)    or Interest

Mortgage Payable
 Building and Improvements    8.7%       February 5, 2011  $13,367      None   $1,500,000     $1,193,084           None

Mortgage Payable
 Building and Improvements   8.77%       February 5, 2011  $56,328      None   $6,000,000     $4,778,792           None





                                                                                              $5,971,876


Activity for the three
 years ended September 30,
 1999 is as follows:
                                     1999        1998        1997

Balance at Beginning of Year     $6,264,064  $6,531,848 $6,777,260
Addition During Year
  Commercial Loans                        0           0          0
  New Mortgages                           0           0          0

                                  6,264,064   6,531,848  6,777,260
Deductions During Year:
  Principal Payments                292,188     267,784    245,412

  Mortgage Payments                       0           0          0

Balance at End of Year           $5,971,876  $6,264,064 $6,531,848

(1) The cost for Federal income taxe
 Purposes at 9/30/99 $5,971,876



             The accompanying notes are an integral part of these financial statements.