Form 10-Q
period 1999-12-31
HOLOBEAM INC
filed 2000-02-15
CIK 48105

February 12, 1999
U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312
Attn: File Support
Re: Holobeam, Inc.       File No. 0-3385
Dear Sir or Madam:
    Enclosed you will find one (1) paper format copy of Holobeam, Inc. Quarterly Report Form 10Q for the quarter ended December 31, 1999 which has been previously filed/transmitted via the EDGAR system.
    Kindly acknowledge receipt by signing the enclosed photocopy of this letter and return it to us in the enclosed stamped, self-addressed envelope.
                                  Very truly yours,
                                  W. M. Hackett
                                  Treasurer
mjb
Enc.

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q
          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED: December 31, 1999
COMMISSION FILE NUMBER: 0-3385
                         HOLOBEAM, INC.
(Exact name of Registrant as specified in its charter)
   Delaware                                       22-1840647
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 I.D. Number
   217 First Street, Ho-Ho-Kus, New Jersey          07423-0287
(Address of principal executive offices)       (Zip Code)
                          201-445-2420
       (Registrant's telephone no., including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  yes  x    no
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           294,972 Common Shares at January 31, 2000

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
   Computation of Earnings Per Common Share Exhibit A

                                 PART I
                             HOLOBEAM, INC.
                        Condensed Balance Sheets
                                 ASSETS

                                              Dec. 31, 1999 Sept. 30, 1999
Current Assets
  Cash and Cash Equivalents                    $   894,321     $   891,119
  Short Term Investments                           -0-             -0-
  Other Current Assets                               5,935          12,610
                                                 ---------      ----------
    Total Current Assets                           900,256         903,729
                                                 ---------      ----------
  Investments in Real Estate, Net                5,637,442       5,687,452
  Machinery & Equipment, Net                        29,886          32,864
  Deferred Tax Asset                               -0-             -0-
  Other Non-Current Assets                         526,924         539,198
                                                 ---------      ----------
  Total Assets                                 $ 7,094,513     $ 7,163,243
                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                             $   60,375    $     6,510
   Accrued Expenses                                 82,234        188,822
   Income Taxes Payable                             46,130         24,340
   Current Portion of Mortgage Payable             325,860        318,832
                                                 ---------     ----------
      Total Current Liabilities                    514,599        538,504
                                                 ---------     ----------
Mortgage Payable, Net of Current
   Portion                                       5,568,897      5,653,044
Real Estate Commissions Payable                    -0-            -0-
                                                 ---------      ----------
      Total Liabilities                          6,083,496      6,191,548
Shareholders' Equity                             ---------      ---------
   Common Stock                                     30,559         30,559
   Paid-In-Capital                               9,825,498      9,825,498
   Accumulated Deficit                         ( 8,678,604)   ( 8,750,505)
   Treasury Stock, At Cost                     (   166,436)   (   133,857)
                                                -----------    ----------
      Shareholders' Equity                       1,011,017        971,695
                                                ----------     ----------
      Total Liabilities and
      Shareholders Equity                       $7,094,513     $7,163,243
                                                ==========      =========

                         HOLOBEAM, INC.
                 Condensed Statement of Income
                                                           3 Months Ended
                                                           December 31
                                                       1999       1998
Revenue
   Rental Income                                   $496,104   $488,229
   Interest Income                                   10,615      8,620
   Other                                             -0-        -0-
                                                    -------    -------
      Total Revenue                                  506,719     496,849

Costs and Expenses
   Rental Expenses                                    55,200      55,116
   General and Administrative Expenses               150,167     153,929
   Research and Development                           50,732      45,887
   Interest                                          130,902     137,913
   Other                                             -0-        -0-
                                                     ------     -------
      Total Costs and Expenses                       387,001     392,345
                                                     ------     ------
Income Before Income Taxes                           119,718     104,004

Income Tax Expense                                    47,816      41,540
                                                     -------     -------
Net Income                                         $ 71,902   $ 62,464
                                                    =======     ======
Weighted Average Number of Common
   Shares Outstanding                                296,105     298,518

Net Income Per Share                                  $0.24      $0.21
                                    2

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
                                         3 Months      3 Months   12 Months
                                            Ended         Ended       Ended
                                         12/31/99      12/31/98     9/30/99
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net Income, (Loss)                    $ 71,902   $    62,464   $ 197,161
                                         --------     ---------   ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                            52,988        51,410     211,865
   Amortization                            13,560        13,690      54,958
   Decrease, (Increase) In:
     Patent and Patent
        Application Costs            (     1,291)  (     1,178)(     8,075)
     Accounts Receivable                    -0-          -0-   (        28)
     Real Estate Brokers
        Commissions                           -0-       -0-    (    33,862)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                (    30,933)       26,379      119,052
   Other                                   6,673        11,770        1,333
                                        --------       -------      -------
Total Adjustments                         40,997       102,071      345,243
                                        ---------     --------      -------
Net Cash Provided (Used) by
   Operating Activities                  112,899       164,535      542,404
                                        --------      --------     --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                  -0-            -0-           -0-
   Sale of Short Term
       Investments                       -0-            -0-         421,282
   Purchase of Short Term
       Investments                       -0-       (    78,599)       -0-
                                     ----------   ------------     --------
Net Cash Flows from Investing
   Activities                            -0-       (    78,599)     421,282
                                     ---------     -----------     --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                        (    77,119)  (    70,671) (  292,188)
   Purchase of Treasury Stock        (    32,578)  (    70,422) (   82,002)
   Other                                 -0-            -0-         -0-
                                     -----------    ----------   ----------
Net Cash Flows Provided (Used)
   by Financing Activities           (   109,697)  (   141,093) (  374,190)
                                      ----------    ----------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     3,202  (    55,157)     589,496
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   891,119       301,623     301,623
                                        --------     ---------     -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                     $   894,321   $   246,466   $  891,119
                                      ==========    ==========    ==========
                                     3

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q
December 31, 1999
    In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of
 December 31, 1999 and 1998 and the results of operations for the three months then ended and the statement of cash flows for the three months ended
 December 31, 1999.
    For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
    The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for a full year.
                               4

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 1999
(1) Material Changes in Financial Condition
             During the three month period ended December 31, 1999, the Registrant's cash flows from operating activities continued to be sufficient to fund its short term requirements. Cash from operating activities provided approximately $113,000.00 to fund the Registrant's research and development activities associated with the surgical staple project.
             The Registrant expects to continue funding the surgical staple project which is expected to approximate $250,000.00 during the fiscal year begun October 1, 1999. During the quarter ended December 31, 1999, the Registrant's expenses associated with the surgical staple project were approximately $50,700.00. (Reference is made to the Registrant's Annual
Report, Form 10K, Item 7 for the year ended September 30, 1999.)
             The Registrant's defined benefit pension plan received funding in the amount of $76,943.00 during the quarter ended
December 30, 1999 and was charged to General and Admini-strative expense. (Reference is made to the Registrant's
Annual Report, Form 10K, Item 7(2) for the year ended

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 1999
 September 30, 1998.)
             Continued funding of the surgical staple project and the defined benefit plan is not expected to have a materially adverse effect upon the Registrant's financial position.

(2) Material Changes in the Results of Operations
             During the three months ended December 31, 1999, the Registrant recorded after-tax income of $71,902.00 which represents an increase of $9,438.00 when compared to the results of operations for the three months ended December 31, 1998.
             Revenues associated with the Registrant's real estate rental activities increased to $496,104.00 from $488,229.00 for the quarter when compared to the comparable period in 1998. This increase resulted from incremental rental income associated with the Registrant's operating leases and serves to reimburse the Registrant for cost of living increases.
             Expenses associated with the Registrant's research and development activities increased $4,845.00 when compared to the expenses for the quarter ended December 31, 1998.
             The Registrant anticipates that revenues and expenses

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 1999


 associated with its operations will remain at levels sufficient to provide the cash flows necessary to support its activities during fiscal 2000.

                           PART II




                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 1999
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 2000
                                  Holobeam, Inc.
                                  Registrant

                                  William M. Hackett
                                  William M. Hackett
                                  Treasurer and Director

                                                      Exhibit A
                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 1999
                                                             Three Months Ended
                                                            December 31,
                                                  1999           1998
PRIMARY
   Net Income                                     $ 71,902      $ 90,857
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                        296,105       306,010

Earnings Per Share                                   $0.24         $0.30