Form 10-Q
period 2000-03-31
HOLOBEAM INC
filed 2000-05-11
CIK 48105

May 15, 2000



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended March 31, 2000, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: March 31, 2000

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

            293,635 Common Shares at April 29, 2000

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
   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                         March 31,2000 Sept. 30, 1999
Current Assets
  Cash and Cash Equivalents                $   932,791    $   891,119
  Short Term Investments                       -0-            -0-
  Other Current Assets                          10,609         12,610
                                           -----------    -----------
    Total Current Assets                       943,400        903,729
                                           -----------    -----------
  Investments in Real Estate, Net            5,587,432      5,687,452
  Machinery & Equipment, Net                    27,224         32,864
  Deferred Tax Asset                           -0-            -0-
  Other Non-Current Assets                     517,679        539,198
                                            ----------    -----------
  Total Assets                             $ 7,075,735    $ 7,163,243
                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                        $   -0-       $     6,510
   Accrued Expenses                           165,194        188,822
   Income Taxes Payable                        60,800         24,340
   Current Portion of Long Term Debt          330,045        318,832
                                           -----------    -----------
      Total Current Liabilities               556,039        538,504
                                           -----------    -----------
Mortgage Payable, Net of Current
   Portion                                  5,485,893      5,653,044
Real Estate Commissions Payable                -0-           -0-
                                           -----------    -----------
      Total Liabilities                     6,041,932      6,191,548
                                           -----------    -----------
Shareholders' Equity
   Common Stock                                30,559         30,559
   Paid-In-Capital                          9,825,498      9,825,498
   Accumulated Deficit                    ( 8,631,920)   ( 8,750,505)
   Treasury Stock, At Cost                (   190,334)   (   133,857)
                                           -----------    -----------
      Shareholders' Equity                  1,033,803        971,695
                                           -----------    -----------
      Total Liabilities and
      Shareholders Equity                  $7,075,735     $7,163,243
                                           ===========    ===========

                             HOLOBEAM, INC.
                     Condensed Statement of Income

                                    Three Months Ended   Six Months Ended
                                         March 31,           March 31,
                                        2000     1999        2000      1999
Revenue
   Rental Income                    $496,104 $472,479  $  992,208  $960,708
   Interest Income                     9,107    7,188      19,722    15,808
   Other                               -0-      -0-       -0-         -0-
                                    -------- --------  ----------  --------
      Total Revenue                  505,211  479,667   1,011,930   976,516
                                     -------  -------   ---------   -------
Costs and Expenses
   Rental Expenses                    55,200   55,010     110,400   110,126
   General and Admin. Expenses       184,444  158,508     334,611   312,437
   Research and Development           47,474   55,893      98,206   101,780
   Interest                          129,765  136,350     260,667   274,263
   Other                               -0-        360     -0-           360
                                    -------- --------  ----------  --------
      Total Costs and Expenses       416,883  406,121     803,884   798,966

                                    -------- --------    --------  --------
Income Before Income Taxes            88,328   73,546     208,046   177,550

Income Tax Expense                    41,644   29,375      89,460    70,915
                                     -------  -------  ----------  --------

Net Income                          $ 46,684 $ 44,171  $  118,586  $106,635
                                    ======== ========  ==========  ========

Weighted Average Number of
   Shares Outstanding                294,487  297,618     295,301   298,742

Net Income Per Share                   $0.16    $0.15       $0.40     $0.36

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
                                             6 Months     6 Months  12 Months
                                                Ended        Ended      Ended
                                              3/31/00      3/31/99    9/30/99
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income, (Loss)                 $  118,586    $  106,635 $  197,161
       Adjustments to Reconcile Net
       Income to Net Cash Provided
        by Operating Activities:
       Depreciation                           105,975      102,820    211,865
       Amortization                            27,120       27,380     54,958
       Decrease, (Increase) In:
         Deferred Tax Asset                      -0-          -0-        -0-
         Patent and Patent
         Application Costs                     (5,601)       5,383     (8,075)
         Accounts Receivable                     -0-          -0-         (28)
         Real Estate Brokers
         Commissions                             -0-          -0-     (33,862)
       Increase, (Decrease) In:
         Accounts Payable and
         Accrued Expenses                       6,322      145,072    119,052
       Other                                    1,370        9,326      1,133
                                          -----------  ----------------------
Total Adjustments                             135,186      279,215    345,243
                                          -----------  ----------------------
Net Cash Provided (Used) by
       Operating Activities                   253,772      385,850    542,404
                                          -----------  ----------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Capital Expenditures                       315         -0-        -0-
       Sale of Short Term Investments            -0-          -0-     421,282
       Purchase of Short Term
         Investments                             -0-       421,282       -0-
                                            ---------  -----------  ---------
Net Cash Flows from Investing
       Activities                                 315      421,282    421,282
                                          -----------  ----------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
       Principal Payments on First
         Mortgage                            (155,938)    (142,905)   292,188
       Purchase of Treasury Stock             (56,477)     (70,422)   (82,002)
       Other                                     -0-          -0-        -0-
                                            ---------    ---------  ---------
Net Cash Flows Provided (Used)
       by Financing Activities               (212,415)    (213,327)  (374,190)
                                             --------     --------   --------
NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                    41,672      593,805    589,496
CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                    891,119      301,623    301,623
                                          -----------  ----------------------
CASH AND CASH EQUIVALENTS AT
       END OF PERIOD                      $   932,791  $   895,428$   891,119
                                          ===========  ======================

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q
March 31, 2000

     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 2000 and 1999 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 2000.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2000

(1) Material Changes in Financial Condition
             Cash flows from the Registrant's operating activities continued to be sufficient to fund short term requirements.
    Cash flows from operating activities for six months ended
    March 31, 2000 provided approximately $253,800.00, which was sufficient to fund the development activities associated with the Registrant's surgical staple project and real estate rental operations.
             The Registrant expects to continue funding the surgical staple project during the remainder of the fiscal year begun October 1, 1999. Such funding is estimated to approximate an additional $125,000.00 through September 30, 2000. (Reference is made to the Registrant's Annual Report, Form 10K, Item 7, for the year ended September 30, 1999.)
             The Registrant also funded its defined benefit plan during the quarter ended March 31, 2000 in the amount of $76,943.00. This cost was charged to General and
    Administrative expense and is included in the costs and
                                5

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2000

 expenses on the Condensed Statement of Income.  (Reference is made to the Registrant's Annual Report, Form 10K, Item 7(2), for the
year ended September 30, 1998.)
             The Registrant intends to continue funding these activities in the short term and such funding is not expected to have a materially adverse effect upon the Registrant's
    financial condition.
        (2)  Material Changes in the Results of Operations
             During the three months and six months ended March 31, 2000, the Registrant produced after-tax earnings of $46,684.00 and $118,586.00, respectively, as compared to $44,171.00 and $106,635.00 for the same periods one year ago.
             Revenues in connection with the Registrant's real estate rental activities increased to $496,104.00 and $992,208.00 from $472,479.00 and $960,708.00 for the periods covered by this report. These revenue increases result from incremental rental income received in connection with the terms and conditions of the current operating leases.
             In the three months and six months ending March 31, 2000,
                                6

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2000

 the Registrant continued to fund the research activities associated with its surgical staple project. Expenses associated with this project were $47,474.00 and $98,206.00 for the respective periods.
             At present, the Registrant is planning follow-on tests to the initial animal experiments performed during fiscal year
    1999. Certain aspects of the staple design changed due to the experience gained from initial tests. The Registrant expects to continue funding the project during fiscal year 2000, with such costs anticipated to approximate $225,000.00 for the year.
             Revenues and expenses associated with the Registrant's operating and research activities are anticipated to remain at levels sufficient to provide the positive cash flows necessary to sustain profitable operations during fiscal year 2000.

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         March 31, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000

                                  Holobeam, Inc.
                                  Registrant

                                  William M. Hackett
                                  William M. Hackett
                                  Treasurer and Director

                                                     Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                         March 31, 2000

                                   Three Months           Six Months
                                  Ended March 31,        Ended March 31,
                                 2000       1999         2000       1999

PRIMARY


  Net Income                   $46,684    $44,171     $118,586    $106,635

SHARES

  Weighted Average
  Number of Common
  Shares Outstanding           294,487    297,618      295,301     298,742

  Earnings Per Share             $0.16      $0.15        $0.40       $0.36