Form 10-Q
period 2000-06-30
HOLOBEAM INC
filed 2000-08-15
CIK 48105

August 14, 2000



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended June 30, 2000, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: June 30, 2000

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

            292,447 Common Shares at August 2, 2000

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
   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                        June 30,2000    Sept 30,1999
Current Assets
  Cash and Cash Equivalents             $   929,421      $   891,119
  Short Term Investments                     -0-             -0-
  Other Current Assets                       14,808           12,610
                                        -----------      -----------
    Total Current Assets                    944,229          903,729
  Investments in Real Estate, Net         5,537,422        5,687,452
  Machinery & Equipment, Net                 24,246           32,864
  Deferred Tax Asset                         -0-             -0-
  Other Non-Current Assets                  506,234          539,198
                                        -----------      -----------
  Total Assets                          $ 7,012,131      $ 7,163,243
                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                     $    -0-        $     6,510
   Accrued Expenses                          81,527         188,822
   Income Taxes Payable                      73,200          24,340
   Current Portion of Long Term Debt        340,389         318,832
                                        -----------      ----------
      Total Current Liabilities             495,116         538,504
Mortgage Payable, Net of Current
   Portion
 5,394,991
5,653,044
Real Estate Commissions Payable              -0-             -0-
                                        -----------      ----------
      Total Liabilities                   5,890,107       6,191,548
Shareholders' Equity
   Common Stock                              30,559          30,559
   Paid-In-Capital                        9,825,498       9,825,498
   Accumulated Deficit                 (  8,523,740)    ( 8,750,505)
   Treasury Stock, At Cost             (    210,293)    (   133,857)
                                        -----------      ----------
      Shareholders' Equity                1,122,024         971,695
                                        -----------      ----------
      Total Liabilities and
      Shareholders Equity               $ 7,012,131      $7,163,243
                                        ===========      ==========

                             HOLOBEAM, INC.
                      Condensed Statement of Income

                     Three Months Ended             Nine Months Ended
                           June 30,                     June 30,
                              2000       1999         2000          1999
Revenue
   Rental Income          $496,104   $472,480   $1,488,312    $1,433,188
   Interest Income          12,485      7,958       32,207        23,766
   Other                     -0-        -0-         -0-           -0-
                      --------       --------   ----------    ----------
     Total Revenue         508,589    480,438    1,520,519     1,456,954

Costs and Expenses
   Rental Expenses          55,200     55,583      165,600       165,709
   General & Admin.
      Expenses             109,786    155,356      444,397       467,793
 Research & Development     47,003     54,552      145,209       156,332
   Interest                127,061    133,175      387,728       407,438
   Other                        20      -0-             20           360
                          --------   --------   ----------    ----------
      Total Costs &
       Expenses            339,070    398,666    1,142,954     1,197,632
                          --------   --------   ----------    ----------

Income (Loss) Before
   Income Taxes            169,519     81,772      377,565       259,322

Income Tax Expense          61,340     32,685      150,800       103,600
                          --------   --------   ----------    ----------

Net Income, (Loss)        $108,179   $ 49,087    $ 226,765     $ 155,722
                          ========   ========    =========     =========

Weighted Average Number of
   Shares Outstanding      293,081    297,512      294,564       298,332

Net Income(Loss)Per Share   $0.37      $0.16         $0.77         $0.52
                            =====      =====         =====         =====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                      9 Months     9 Months     12 Months
                                        Ended        Ended         Ended
                                      6/30/00      6/30/99       9/30/99
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income, (Loss)              $  226,765   $  155,722    $  197,161
  Adjustments to Reconcile Net
  Income to Net Cash Provided
     by Operating Activities:
  Depreciation                        158,965     154,230        211,865
  Amortization                         40,680      41,000         54,958
  Decrease, (Increase) In:
    Deferred Tax Asset                    -0-          -0-           -0-
    Patent and Patent
      Application Costs                (7,716)      (7,252)       (8,075)
    Accounts Receivable               -0-          -0-               (28)
    Real Estate Brokers
      Commissions                     -0-          -0-           (33,862)
  Increase, (Decrease) In:
    Accounts Payable and
    Accrued Expenses                  (64,945)       4,758       119,052
  Other                                (2,514)       9,023         1,133
                                       ------  -----------   -----------
Total Adjustments                     124,468      201,859       345,243
                                  -----------  -----------   -----------
Net Cash Provided (Used) by
    Operating Activities              351,233      357,581       542,404
                                  -----------  -----------   -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Capital Expenditures                    315      -0-           -0-
  Sale of Short Term Investments      -0-          -0-           421,282
  Purchase of Short Term
  Investments                         -0-          421,282       -0-
                                 ------------  -----------  ------------
Net Cash Flows from Investing
     Activities                           315      421,282       421,282
                                  -----------  -----------   -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Principal Payments on First
    Mortgage                         (236,496)    (216,733)      292,188
  Purchase of Treasury Stock          (76,435)     (73,822)      (82,002)
  Other                               -0-          -0-           -0-
                                 ------------ ------------  ------------
Net Cash Flows Provided (Used)
   by Financing Activities           (312,931)    (290,555)     (374,190)
                                     --------     --------      --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                38,302      488,308       589,496
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                891,119      301,623       301,623
                                  -----------  -----------   -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                  $   929,421  $   789,931   $   891,119
                                  ===========  ===========   ===========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

June 30, 2000



    In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 2000 and 1999 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 2000 and 1999.
    For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
    The results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2000

(1) Material Changes in Financial Condition
            During the nine months and three months ended June 30, 2000, the Registrant's financial condition continued to improve. Working Capital at June 30, 2000 was $449,113.00 as compared to $387,361.00 at March 31, 2000 and $365,225.00 at
    September 30, 1999.
            Cash flows from the Registrant's rental properties are expected to remain at levels sufficient to provide for funding of the Registrant's activities over the life of the
    Registrant's operating leases.  Costs associated with the
    rental properties, which consist mainly of depreciation and insurance expenses are expected to rise at rates equal to the inflation rates for the Bergen County, New Jersey area in which the Registrant conducts business. The Registrant anticipates continued improvement in its financial condition during the next twelve months. (Reference is made to Form
    10K, Item 7, for the year ended September 30, 1999.)
            The Registrant will continue funding its surgical staple project at rates consistent with the current year's expenditures and anticipates that funding will continue during
                                5

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2000

        the next twelve (12) months. Funding of this project is not expected to have a materially adverse effect upon the Registrant's financial condition.
        Further tests will be performed on certain aspects of the surgical staple configuration during the next twelve (12) months as previous tests required clarification and are going to be repeated before definitive results can be determined. (Reference is made to Form 10K, Item 7 for the year ended September 30, 1999.)

        (2) Material Changes in the Results of Operations
            During the three months and nine months ended June 30, 2000, the Registrant indicated after income tax earnings of $108,179.00 and $226,765.00, respectively.
            Such results represent increases of $59,092.00 and $71,043.00 when compared to the results of operations one year ago. Improved performance results primarily from increased rental income associated with the Registrant's operating leases, increased interest earned on cash equivalents and reduced administrative expenses. The Registrant expects that revenues and expenses will remain relatively stable for the
                                6

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2000

        balance of the fiscal year.
            The Registrant funded the surgical staple project in the amounts of $47,003.00 and $145,209.00 for the three and nine months ended June 30, 2000.
            In addition, the Registrant funded its defined benefit plan during the nine months ended June 30, 2000 in the amount of $165,961.00. These costs were charged to administrative expense and are included in costs and expenses on the Condensed Statement of Income.
            Funding of these activities is not expected to have a materially adverse effect upon the Registrant's financial condition.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         June 30, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

                                            Holobeam, Inc.
                                                Registrant

                                   William M. Hackett
                                        William M. Hackett
                                    Treasurer and Director

                                                      Exhibit A

                         HOLOBEAM, INC.
            Computation of Earnings Per Common Share
                            Form 10Q
                         June 30, 2000



                                                          Nine Months Ended
                                                          June 30
                                                  2000           1999
PRIMARY
   Net Income (Loss)                              $226,765      $155,722
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                        294,564       298,332

Primary Earnings Per Share                           $0.77         $0.52