Form 10-K
period 2000-09-30
HOLOBEAM INC
filed 2000-12-29
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 2000, Commission file number 03385

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


                         (Title of Class)


                         (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x     No
          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $4,197,552.00 at December 7, 2000.
          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 292,347 Common Shares at December 7,2000.

               DOCUMENTS INCORPORATED BY REFERENCE.
     1.   Annual Report Form 10K for the year ended September 30, 1994.
     2.   Financial Statements for the year ended September 30, 1995.
     3.   Financial Statements for the years ended September 30, 1990 and 1989.
     4.   Annual Report Form 10K for the years ended September 30, 1996 and
          1997.
     5.   Holobeam, Inc. Defined Benefit Plan.
     6.   Financial statements for the years ended September 30, 1998 and
          1999.
                                          2

                              PART I
Item 1.  Business
     (a) In General. The Registrant was organized in October, 1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate and in developing surgical staples and the technology used to apply the staples.
     b) Industry Segments. For financial information in regard to Industry Segments, reference is made to Note 13 to the Financial Statements for the years ended September 30, 2000, 1999 and 1998.
     (c)  Description of Business.
          (I)  Principal Activities and
          (ii) Status of products and Real Estate Properties.
                         Medical Staples
     The Registrant is continuing its efforts in the area of medical staples for use in internal surgery. Several United States Patents and foreign patents have been received covering a novel staple. The has been produced and animal testing took place during 1999 and 2000. The Registrant presently intends to continue the project.
     A significant investment would be required if the Registrant were to pursue this area of business independently. The Registrant may seek a relationship of some sort with a firm active in the medical equipment area. However, no decision as to such a relationship has been made at this time.
          Real Estate Development and Rental Activities
     The Registrant has rented two buildings it owns located at A&S Drive, Paramus, New Jersey: one to The Sports Authority, Inc. and the other to CompUSA, both for retail purposes.
          (iii)      Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities have been acquired through commercial businesses engaged in the distribution of such supplies. The materials that the Registrant would require for development of commercial production of medical staples are widely available.
          (iv) Patents.
     The Registrant has filed several patent applications and has several patents issued in connection with medical staples for use in internal surgery. These applications and patents are as follows:


No.	Serial No.				Title of Invention		Issue Date
1.	PCT/US94/02227			Staples				03/01/94

2.	08/512,766				Staples				08/09/95

3.	08/228,058				Staples				08/29/95

4.	Canadian Pat. No. 2,155,750	Improved Staples (PCT NAT)	08/18/98

5.	United Kingdom Pat. 94910801.3 Improved Staples			03/01/94

6.	Australian Pat. 63568/94	Improved Staples			09/15/94

7.	Japanese Pat. 6-520120		Staples				03/01/94

8.	Brazilian Pat. PCT/US94/02227 Improved Staples			09/15/94

9.	08/502,988				Staple Overlap			08/18/95

10.	07/753,116				Surgical Stapling Method	01/19/93

11.	07/934,858				Surgical Stapling Method	11/23/93

12.	08/024,501				Staples				08/30/94

13.	US Pat. #5,445,648		Staples				08/29/95

14.	US Pat. #5,342,396		Staples				08/30/94

15.	US Pat. #5,263,973		Surgical Stapling Method	11/23/93

16.	US Pat. #5,667,527		Staples				09/16/97

17.	US Pat. #5,749,896		Staple Overlap			05/12/98

18.	Japanese Pat. #2672713		Improved Staples			07/11/97

19.	Brazilian Pat. #9405840-7	Improved Staples			09/01/95

20.	US Patent #6,083,242		Improved Staples			07/04/00

21.	Australian Patent #704533	Improved Staples			08/05/99




             (v) Non-seasonal Business.
     The Registrant does not believe that its products are subject to material seasonal changes.
            (vi) Working Capital.
     Not relevant.
           (vii) Customers.
     Not relevant.
          (viii) Backlog.
     Not relevant.
            (ix) Governmental Contracts.  Not relevant.
             (x) Competition.
     It is presently contemplated that Registrant's activities with respect to medical staples, if actual commercial activities are commenced, may be limited to forming some type of business relationship with other firms. The technology is in competition with alternative staples technology. Some suppliers of surgical staplers are well-established and have significant capital resources.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes during the period when the Registrant was seeking suitable tenants for its rental properties.
     The obsolete style of the building owned by the Registrant prior to and during 1991 made the attraction of suitable tenants difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for the adjacent site.
     In December 1991, the necessary change in zoning was approved. The then existing building was rented to The Sports Authority, Inc., a retailer of sporting goods. This building was substantially renovated by The Sports Authority, Inc. and Holobeam reimbursed them for their costs in connection with this renovation.
     During 1994, a 30,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased to The Sports Authority, Inc. for use as a Computer City retail store. Tandy Corp., parent corporation of Computer City, commenced paying rent in October 1994. Holobeam reimbursed
Tandy Corporation $1,189,675 as an allowance for costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained. During 1998, Computer City Retail Stores were acquired by Comp USA. Tandy Corp. remains on the lease as guarantor.
            (xi) Research and Development.
     The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 2000, 1999 and 1998, the Registrant expended $192,085.00, $194,364.00 and $225,041.00, respectively, in connection with the furtherance of this activity. Such costs have been currently expensed and consist principally of materials, supplies and costs associated with design and development.
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     The Registrant's activities with regard to medical staple technology, at present, are limited to engineering, development and animal testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.

     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.
          (xiii) Employees.
     At September 30, 2000 the Registrant employed three persons as compared to three persons at September 30, 1999 and three persons at September 30, 1998.
            (d)  Financial Information About Foreign and Domestic Operations
               and Export Sales.
     The Registrant is not engaged in foreign operations and does not export to foreign countries.
Item 2.  Properties
     The Registrant's headquarters and principal facilities are located at 217 First Street, Ho-Ho-Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space. The Registrant owns two office buildings, one of 62,000 square feet and another of 30,000 square feet located at 50 A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982. (Reference is made to Notes 4, 8, 9 and 10 to the Financial Statements for the fiscal year ended September 30, 1995, 1991, 1990 and 1989.)
    Pertinent information concerning the Registrant's properties is as follows. (Reference is made to Schedule XI of the Registrant's Financial statements for the years ended September 30, 1997 and 1996.)

                                  Building          Building
                                Paramus, NJ             Paramus, NJ

Year Acquired                      1971                1994

Gross Square Footage                   62,000              30,000

Percent Leased at 9/30/99               100%                100%

Acquisition Cost                    $  718,881               $2,592,513 (2)

Capital Improvements Since
   Acquisition                 $3,649,850  (1)              -0-

Total Investment                    $4,587,133  (3)          $2,826,843 (4)

Mortgage Balance                    $5,653,046               $   -0-


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

     In addition, the Registrant expended $964,505 through September 30, 1994 for site plan approval and changes, and toward construction of a building on the site. No depreciation or amortization was recorded until the building and site were put into service. During October 1994, construction was completed by Tandy Corporation of a retail building on the Registrant's site. The building is now being used for a CompUSA retail store. (Reference is made to Note 13 to the Registrant's 1994 Financial Statements and to Item 1, Part X of the 1994 Form 10K.)
     The zoning change approval allowed for retail use of the property and significantly enhanced the opportunities for attracting a suitable tenants for the site.
     When purchased, the site adjacent to the building owned by the Registrant, required site engineering and costs to acquire site plan approval for a building from the appropriate governmental regulatory authorities.
     In addition, the Registrant expended funds during its efforts to change the zoning of the property from office use to retail use. This change in zoning allowed the Registrant to seek tenants engaged in retail operations and resulted in the October 1994 tenancy of Computer City. (Reference is made to Note 12 of the Financial Statements for the year ended September 30, 1997.)
     The Registrant was not able to lease the property since the original site plan allowing office use was not approved for retail use until the Computer City occupancy of October 1994. The market for office space had seen significant decline during 1990, 1991, 1992, 1993 and 1994.
     The occupancy rate for the building owned by the Registrant and under lease to The Sports Authority Inc. for the past five (5) years is as follows:

		2000			100%
		1999			100%
		1998			100%
		1997			100%
		1996			100%


     The building owned by the Registrant and under lease to Tandy Corp. (now occupied by CompUSA) has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made in 1996, 1997, 1998, 1999 or 2000.


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


     The payment of $200,000 during 1992 to Paramus Park was a one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in connection with professional services rendered to obtain governmental approvals.
     No payments to affiliated parties were made in connection with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval. Any payments to affiliated parties are unrelated to the cost of such activities and are detailed and disclosed in Item 11 (d) of this report.
     During 1998, Computer City, Inc. retail stores were acquired by CompUSA, Inc., another retailer of computers, computer accessories and software. The Registrant accepted assignment of the Computer City lease by CompUSA and Tandy Corporation remains on the lease as the guarantor.
Item 3.  Legal Proceedings.
     There are no legal proceedings of a material nature to which the Registrant is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission to Matters to a Vote of Security Holders.
     None.

                            PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price listed (Source: S&P Comstock) on December 7, 2000 was $16.00 per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 7, 2000 was 578.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 2000, 1999 or 1998 fiscal years. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
     (d)  Changes in Securities.
     (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
     The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows: (Source: S&P Comstock).

                         						1999				2000

                     					high		low		high		low

Quarter Ended Dec. 31		15.50		14.25		16.00		16.00

Quarter Ended Mar. 31		14.50		14.50		16.00		16.00

Quarter Ended June 30		16.50		15.50		16.00		16.00

Quarter Ended Sept. 30		16.50		15.50		16.00		16.00



     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.

Item 6.  Selected Financial Data.
     Financial information for the five-year period commencing October 1, 1995 and ending September 30, 2000 is presented below.
                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,

                  			2000	       	1999     		1998	     	 1997	    	1996

Gross Income     	$2,076,374	 $1,960,262	$1,964,562	 $1,873,382	$1,856,218

Net Income (Loss)	   200,056	    197,161	   166,891	    303,882	   306,434

Weighted Average Number
   of Common Shares
   Outstanding	      294,013	    298,101    304,237     310,426	   316,992

Earnings Per Share
(Loss)	           	     0.66	       0.66	      0.55	      	0.98     		0.97


Total Assets      	7,021,229  	7,163,243 	7,255,082	  7,552,667	 7,743,614

Long-Term Debt	    5,305,149   5,653,044	 5,984,002	  6,310,060	 6,667,298

Shareholders'
 Equity	          	1,093,635    	971,695	   856,536	    748,020	   558,463


Gross Rental
  Income		         2,020,217	  1,925,717	 1,925,534	  1,845,509	 1,838,216


Net Rental
  Income		         1,757,337	  1,667,922	 1,667,028	  1,578,010	 1,577,254


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     (1)  Liquidity.
               Cash flows from the Registrant's real estate rental activities approximated $495,000.00 during the fiscal year ended

               September 30, 2000 as compared to approximately $540,000.00 for the previous fiscal year. The Registrant anticipates that cash flows sufficient to fund its operating estimates will continue during the terms of its operating leases for its rental properties. (Reference is made to Note 3 Rental Income under operating leases, to the accompanying financial statements for the years ended September 30, 2000 and 1999.)
                      Working capital at September 30, 2000 was 395,195.00,
               representing an increase of $19,970.00 when compared to the working capital at September 30, 1999. The Registrant expects revenues related to the operating leases to be sufficient to provide the funding for its operations until the leases expire in 2009 and 2012. The leases also contain renewal options that will extend revenues beyond 2009 and 2012.
                 Minimum future rental income expected from the operating
               leases approximated $24,164,816.00 and is available during the lease term to provide cash flows capable of sustaining the
                     Registrant's profitable operations.
     (2)  Capital Resources
              The Registrant's properties, located at 50 A&S Drive, Paramus,
               New Jersey, do not presently require renovation or additional construction in order to maintain real estate rental operations. The Registrant does not anticipate future capital requirements associated with its properties other than those that are routine and incidental to its real estate rental activities. Expenditures for maintenance taxes and insurance are expected but these are not planned capital expenditures that would have a materially adverse effect upon the Registrant's financial condition.

           The Registrant intends to fund the development of the medical staples project during 2001. Additional testing during 2001 will be performed and the Registrant will decide if such activities are to continue after the fiscal year ending September 30, 2001. Funding during 2001 is anticipated to approximate $300,000.00 and will be provided by cash flows generated from the Registrant's real estate rental operations.
                No revenues are expected from the medical staple technology during 2001.
             The Registrant funded contributions to its defined benefit pension plan in the amount of $330,122.00 and was charged to current general expense on the statements of operations for the fiscal year ended September 30, 2000. The Registrant's funding policy is to make annual contributions in amounts sufficient to fully provide for all eligible employees benefits by the time they retire. Continued funding is not expected to have an adverse effect upon the Registrant's financial condition. (Reference is made to Note 15 to the Registrants Financial Statements for the years ended September 30, 2000, 1999 and 1998.)
     (3)  Results of Operations.
               (a) During 2000, the Registrant recognized after-tax earnings of $200,056.00 as compared to $197,161.00 for the fiscal year ended September 30, 1999. The results of operations reflect performance consistent with prior years and results form increased revenues associated with the Registrant's real estate rental activities and proportionate reduction in related expenses. When compared to 1999, revenues increased $116,112.00 while interest expense associated with the Registrant's mortgage decreased $26,837.00 to $513,106.00. The favorable effect of interest reduction and increased revenues was partially offset by increased income tax and general expenses.
     Funding of the Registrant's surgical staple project continued during 2000 with expenditures amounting to $192,085.00 as compared to $194,364.00 in 1999. Efforts are proceeding to continue initial testing during 2001 and the Registrant intends to fund the project with resources generated from its operating activities. Such funding is anticipated to approximate $300,000.00 during 2001.
      The Registrant's occupancy rates for the real estate rental properties was 100% during 2000 and it is anticipated to remain at 100% during 2001 which should result in comparable favorable performance fo 2001. Rental expenses, which approximated $262,900.00 in 2000 are expected to increase approximately 5% and are not expected to have any materially adverse effect upon the Registrant's financial condition.
     The Registrant's defined benefit pension plan was funded in the amount of $330,122.00 during the fiscal year ended September 30, 2000 as compared to $311,388.00 for 1999. The Registrant anticipates continued funding of plan requirements with the cash flows presently generated by its operations. Funding of the plan is not expected to have any material adverse effect upon its financial condition.
               (b) During 1999, the Registrant recorded after-tax income of $197,161.00 as compared to $166,891.00 for the year ended September 30, 1998. The results of operations reflect improved performance as a result of decreased interest expense associated with the Registrant's mortgage on the rental properties and in reduced expenditures in connection with the Registrant's medical staples project. When compared to 1998 costs, interest expense decreased $24,582.00 and Research and Development decreased $30,677.00. Gains associated with decreased expenses were partially offset by increased income tax expense.

               The Registrant has 100% tenant occupancy in its rental properties resulting in consistent earnings performance for the fiscal years ended September 30, 1998 and 1999. The Registrant anticipates that such performance will continue during the next twelve (12) months. As the Registrant's properties age, it is anticipated that the buildings will require more upkeep and maintenance costs. Such costs are not expected to materially effect the long-term performance of the Registrant's real estate rental activities.
               During 1999, the Registrant funded the research and development activities associated with the medical staple project in the amount of $194,364.00 which represents a reduction of $30,677.00 when compared to expenditures for 1998. The Registrant expects to continue funding this project with the cash flows associated with its real estate rental activities during 2000. When definitive testing results can be obtained, the Registrant will determine if funding should continue into fiscal year 2001. The Registrant expects to fund the project during 2000 for testing, development and patent activities in the amount of approximately $300,000.00.
               Funding of the Registrant's defined benefit plan during the year ended September 30, 1999 was $311,388.00 as compared to $307,773.00 for 1998. The Registrant expects to continue funding the plan on an annual basis. The expenses associated with annual funding of the plan are not expected to have a materially adverse effect upon the Registrant's financial condition. (Reference is made to Exhibit entitled "Defined Benefit Plan" filed with Quarterly Report Form 10Q for the Quarter ended June 30, 1998 and filed on August 8, 1998.)
               (c) The Registrant recorded net income for the year ended September 30, 1998 in the amount of $166,891.00 as compared to $303,882.00 for the year ended September 30, 1997. The results of operations reflect improved revenues and income associated with the Registrant's real estate rental activities as net rental income was $1,667,028.00 as compared to $1,578,010.00 in 1997.
               The Registrant continues to experience consistent earnings performance due to 100% occupancy of the Registrant's rental properties and the favorable long-term operating leases. Costs associated with the Registrant's real estate rental activities are expected to remain at present levels during the short-term as are the revenues associated with such operating leases.
               Long-term, costs are expected to rise with inflation and some capital maintenance and repairs are expected as the buildings mature and require more intensive upkeep. Since there are rental income escalation provisions contained in the operating leases, revenues are expected to be sufficient to provide for such costs, which are not expected to have any materially adverse effects upon the results of operations during the term of the leases.
               The Registrant continued to fund the engineering and development activities related to the surgical staple technology it has developed. Expenditures in connection with this project for 1998 were $225,041.00, which represented an increase of $77,479.00 when compared to the 1997 expenditures for the staples project. The Registrant expects to continue funding this project during 1999 and will utilize the cash flows and revenues from its real estate rental activities to fund the ongoing testing and development for the staples project. Testing has commenced at a medical center. If definitive favorable results are obtained, the Registrant will analyze its position and determine if funding should continue beyond fiscal year 1999. The Registrant anticipates funding testing, development and patent activities in conjunction with the staples project during 1999 to approximate $300,000.00.

         During 1998, the Registrant contributed $307,773.00 to its defined benefit plan (pension plan) which covers all eligible employees who have completed one year of service. (Reference is made to Exhibit entitled"Defined Benefit Plan" filed with Quarterly Report 10Q for the Quarter ended June 30, 1998 and filed on August 8, 1998.) The Registrant expects to continue to fund the pension plan on an annual basis and does not expect the expense of such plan to have a materially adverse effect upon its financial condition.
     (4)  Other Matters
        The Registrant was able to positively resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Registrant's computerized information system. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Registrant's programs that have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000, which may have caused miscalculations or systems failures. The costs of addressing this issue did not have a material adverse impact on the Registrant's financial position, results of operations or cash flows. The Registrant devoted the necessary resources and resolved all significant Year 2000 issues.

Item 8.  Financial Statements and Supplemental Data.
     Financial statements, supplementary financial information and Accountant's Report are filed with this report. (See Financial Statements and reports thereon of R.A. Fredericks and Company for 1999 and 2000.)

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

Melvin S. Cook      Chairman of the Board         2002 Annual       1968
Age 69              President of Registrant         Meeting

William M. Hackett  Treasurer of Registrant       2003 Annual       1984
Age 57                                         Meeting

Beverly Cook        Office Manager and       2001 Annual       1995
Age 64              Secretary of Registrant         Meeting

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

                                                               Date First
Name and Age(1)               Title             Term           Elected

Melvin S. Cook      Chairman of the Board         Annual       1968
Age 69

William M. Hackett  Treasurer of the Registrant   Annual       1975
Age 57

Beverly Cook        Secretary of the Registrant   Annual       1997
Age 64

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

          (d) The following Table summarizes the business experience and principal occupation during the last five years of each person who serves as a director of executive officer of the Registrant, as well as any other director-

ship held by persons serving as directors of the Registrant.
                                                          Other
Name(1)             Business Experience/Occupation          Directorship

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

  (1) Martin R. Infante, Secretary of the Registrant and member of the Board of Directors of the Registrant served in such capacities until his death during the year ended September 30, 1997.
          (f)  Not applicable.
Item 11.  Management Compensation.
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 2000 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000.00, and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.

                                          HOLOBEAM, INC.
                                             Form 10K
                                    Summary Compensation Table
                                        September 30, 2000







                                                      Long Term Compensation
Name and              Annual Compensation                 Awards          Payouts     All Other
Principal Position Year  Salary  Bonus Other Restricted Stock SUO/SARS LTIP Payouts  Compensation

Melvin S. Cook       2000 $306,250   -0-   -0-         -0-         -0-       -0-          -0-
President and CEO    1999  250,000   -0-   -0-         -0-         -0-       -0-          -0-
and Director         1998  250,000   -0-   -0-         -0-         -0-       -0-          -0-

William M. Hackett   2000   23,138   -0-   -0-         -0-         -0-       -0-          -0-
Treasurer and        1999   17,550   -0-   -0-         -0-         -0-       -0-          -0-
Director             1998   17,550   -0-   -0-         -0-         -0-       -0-          -0-

Martin R.Infante<F1> 2000    -0-     -0-   -0-         -0-         -0-       -0-          -0-
Secretary and        1999    -0-     -0-   -0-         -0-         -0-       -0-          -0-
Director             1998    -0-     -0-   -0-         -0-         -0-       -0-        9,999

Beverly Cook         2000  93,750    -0-   -0-         -0-         -0-       -0-          -0-
                     1999  75,000    -0-   -0-         -0-         -0-       -0-          -0-
                     1998  75,000    -0-   -0-         -0-         -0-       -0-          -0-

All Officers and     2000 $423,138   -0-   -0-         -0-         -0-       -0-          -0-
Directors as a       1999  342,550   -0-   -0-         -0-         -0-       -0-          -0-
 Group               1998  342,550   -0-   -0-         -0-         -0-       -0-        9,999

<F1>

(1) Martin Infante performed services for the registrant as landlord and insurance broker. See Item 11(D) of this report. Mr. Infante died during the year ended September 30, 1997

Item 11 (cont'd.)
The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant.
     (b) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel.
No Directors' fees were paid during 2000, 1999 and 1998.
     (c)  The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000.00 as well as all officers and directors as a group since October 1, 1999.
                                   All Directors and Officers as a Group
Options Granted                                      0
Options Exercised                                    0
Unexercised Options Held at 9/30/00                  0
     (d) The following Table sets forth information about the Registrant's defined benefit pension plan benefits:
                            Pension Plan Table


							Years of Service
			Remuneration		    36
			 60,000			 60,000
			160,000			107,112
			200,000			107,112


Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Registrant.
For Melvin Cook and Beverly Cook, the amounts equaled $107,112 and $60,000, respectively, as of September 30, 2000. Melvin Cook and
Beverly Cook will be credited at normal retirement date with 36 years service each under the Pension Plan as of September 30, 2000. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for Social Security or any other amounts.

                                  PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 7, 2000 is as follows:
Title of Class      Name & Address      Amount Owned   % of Class

Common Stock, Par        Melvin S. Cook        123,497         42.3%
Value $0.10 Per Share    217 First Street
                        Ho-Ho-Kus, NJ 07423

Common Stock, Par        Beverly Cook           95,000         32.4%
Value $0.10 Per Share    217 First Street
                        Ho-Ho-Kus, NJ 07423

(b) The stockholding of Officers and Directors as a group as of December 7, 2000 are as follows:
Title of Class           Amount Beneficially Owned          % of Class

Common Stock, Par Value                218,497                      74.7%
$0.10 Per Share

   (c) There are no contractual arrangements that might result in a change of control of Registrant.
Item 13.  Certain Relationships and Related Transactions - Not Applicable
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K
     (a) Index to Financial Statement filed as part of the Annual Report and attached.
     (b)  Reports on Form 8K.
     (c)  Lease with The Sports Authority, Inc. filed as part of the 1993
Annual Report Form 10K-A.
     (d)  Financial Statement Schedules.
   (e) Lease with Tandy Corp. filed as part of the 1995 Annual Report Form 10K. The following is a list of Financial Statement Schedules filed as part of this Annual Report on Form 10K. All other schedules omitted herein are so omitted because either (1) they are not applicable, or (2) they required information is shown in the Financial Statements.
          Schedules

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

                               HOLOBEAM, INC.
                                  Form 10K
                             September 30, 2000

                                 Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant     Holobeam, Inc.

By   William M. Hackett

Date December 24, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     Melvin S. Cook
     President and Chairman of the Board

Date:     December 24, 2000



By:  William M. Hackett
     William M. Hackett
     Director and Treasurer

Date:     December 24, 2000



By:  Beverly Cook
     Beverly Cook
     Director

Date:     December 24, 2000

                                        December 24,2000



US Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:  Holobeam, Inc., File No. 03385

Dear Sir or Madam:

     Enclosed you will find one (1) paper format copy of Holobeam, Inc. Annual Report, Form 10K for the year ended September 30, 2000 which has been previously filed/transmitted via the EDGAR system.

     Kindly acknowledge receipt by signing the enclosed photocopy of this letter and return it to us in the accompanying stamped, self-addressed envelope.

                                        Very truly yours,



                                        William M. Hackett
                                        Treasurer

mjb
Encs.

                              HOLOBEAM, INC.
                             217 First Street
                               P.O. Box 287
                     Ho-Ho-Kus, New Jersey 07423-0287










                                        December 31, 2000



U.S. Securities and Exchange Commission
Mellon Bank - Account 910-8739
Box 360055M
Pittsburgh, PA 15251

Dear Sir or Madam:

     Enclosed you will find our Check No.       which has been issued for
payment of the Annual Report Form 10K filing fee.  Our file number is 0-3385.

     Kindly acknowledge receipt by signing a copy of the enclosed letter and return it to us in the accompanying stamped, self-addressed envelope.

                                        Very truly yours,



                                        W.M. Hackett
                                        Treasurer

mjb
Enc.

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED
                SEPTEMBER 30, 2000, 1999 AND 1998

































                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS

HOLOBEAM, INC.







                 INDEX TO FINANCIAL STATEMENTS





                                                                  PAGE
INDEPENDENT ACCOUNTANTS' REPORT                                    F-1

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                 F-2-3

  STATEMENTS OF OPERATIONS                                         F-4

  STATEMENTS OF SHAREHOLDERS' EQUITY                               F-5

  STATEMENTS OF CASH FLOWS                                         F-6

  NOTES TO FINANCIAL STATEMENTS                                 F-7-20

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 2000
 1999 AND 1998

     V    PROPERTY AND EQUIPMENT                                       F-21

     VI   ACCUMULATED DEPRECIATION AND AMORTIZATION
           PROPERTY AND EQUIPMENT                                      F-22

     X    SUPPLEMENTARY INCOME STATEMENT INFORMATION                   F-23

     XI   REAL ESTATE AND ACCUMULATED DEPRECIATION                     F-24

     XII  MORTGAGE LOANS ON REAL ESTATE                                F-25

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

                                 R.A. FREDERICKS & COMPANY, LLP

                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Robert J. Rosenberg, CPA
Eric Frank Zach, CPA


                 INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 2000 and 1999 and the related statements of operations, shareholders' equity and statements of cash flows for the years ended September 30, 2000, 1999, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999, 1998, in conformity with accounting principles generally accepted in the United States. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.





                                          R.A. FREDERICKS & COMPANY, LLP



Montville, New Jersey
December 15, 2000

                              F-1


  170 Changebridge Road  Unit B-4, Montville, New Jersey 07045
    Tel: (973) 575-6200 Tel: (212) 544-2204 Fax: (973) 575-5444

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999




                              ASSETS

                                                        2000         1999

CURRENT ASSETS
     Cash (including cash equivalents of $203,598
      in 2000 and $774,084 in 1999)                $   250,400 $   891,119
     Short-term Investments                            738,517           -
     Accrued Interest                                      713       1,872
     Accounts Receivable                                    31          28
     Prepaid Expenses                                   27,979      10,710
                                              							--------	     -------
TOTAL CURRENT ASSETS                                 1,017,640     903,729
                                        								     ---------	    -------
PROPERTY AND EQUIPMENT-COST
     Real Estate:
      Land                                             452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
                                        								     ---------   ---------
     TOTAL                                           7,414,016   7,414,016
                                        								     ---------   ---------
     Machinery and Equipment                            66,939      66,939
     Furniture and Fixtures                             20,633      20,633
                                        								     ---------   ---------
     TOTAL                                           7,501,588   7,501,588

Less: Accumulated Depreciation and Amortization      1,992,387   1,781,272
                                        								     ---------   ---------
PROPERTY AND EQUIPMENT-NET                           5,509,201   5,720,316
                                        								     ---------   ---------
OTHER ASSETS
     Patents and Patent Application Cost, net of
     accumulated amortization of $231,513 in 2000
      and $217,850 in 1999                              66,549      70,250
     Deferred Charges                                  427,839     468,948
                                             									 -------     -------
TOTAL OTHER ASSETS                                     494,388     539,198
                                        								    ----------   ---------
TOTAL ASSETS                                       $ 7,021,229 $ 7,163,243
                                        								    ==========   =========




The accompanying notes are an integral part of the financial statements.
                               F-2

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999




               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2000         1999
CURRENT LIABILITIES
     Mortgage Payable-Current Portion                $ 347,897 $   318,832
     Accounts Payable                                   29,303       6,510
     Deferred Rent                                           -     107,976
     Franchise Taxes Payable                                 -       1,980
     Income Taxes Payable                               55,600      24,340
     Other Accrued Expenses                             33,949      23,158
     Accrued Pension                                   114,448           -
     Accrued Interest Payable                           41,248      43,575
     Accrued Commissions Payable                             -      12,133
                                             									 -------     -------
TOTAL CURRENT LIABILITIES                              622,445     538,504
                                             									 -------     -------
LONG-TERM DEBT
     Mortgage Payable (Net of Current Portion)       5,305,149   5,653,044
     								                                        ---------   ---------
TOTAL LONG-TERM LIABILITIES                          5,305,149   5,653,044
                                        								     ---------   ---------
TOTAL LIABILITIES                                    5,927,594   6,191,548
                                        								     ---------   ---------
SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized 2,000,000 Shares, Issued
       305,598                                          30,559      30,559
     Additional Paid in Capital                      9,825,498   9,825,498
     Accumulated Deficit                            (8,550,449) (8,750,505)
                                        								     ---------   ---------
TOTAL                                                1,305,608   1,105,552

     Less: Cost of Shares in Treasury (13,251
      in 2000 and 8,692 in 1999)                      (211,973)   (133,857)
                                             									--------    --------
TOTAL SHAREHOLDERS' EQUITY                           1,093,635     971,695
                                        								     ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 7,021,229  $7,163,243
                                        								     =========   =========





The accompanying notes are an integral part of the financial statements
                               F-3

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                2000                 1999                1998

REVENUES

     Rental Income         $ 2,020,217          $1,925,717          $1,925,534
     Interest Income            44,024              34,545              38,977
     Other                      12,133                   -                  51
                   							   ---------           ---------           ---------
TOTAL                        2,076,374           1,960,262           1,964,562
                   							   ---------	          ---------	        	 ---------

COSTS AND EXPENSES

     Rental Expense            262,880             257,795             258,506
     General Expense           750,577             637,167             633,625
     Interest Expense          513,106             539,943             564,525
     Research and Development  192,085             194,364             225,041
                   							    --------		          --------		          --------
TOTAL                        1,718,648           1,629,269           1,681,697
                   							   ---------	          ---------		         ---------
INCOME BEFORE INCOME TAXES     357,726             330,993             282,865

INCOME TAX EXPENSE             157,670             133,832             115,974
                   							   ---------	          	--------		          --------
NET INCOME                   $ 200,056           $ 197,161           $ 166,891
                   							   =========		          ========		          ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                   294,013             298,101             304,237
                   							    --------		          --------		           -------
EARNINGS PER SHARE     $           .68         $       .66         $       .55
                  							   =========		           ========		          ========















The accompanying notes are an integral part of the financial statements.
                               F-4

HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                              Additional
                               Common Stock     Paid-In   Accumulated  Treasury Stock
                             Shares    Amount   Capital      Deficit   Shares     Amount
BALANCE, SEPTEMBER 30, 1996  1,052,598 $105,260 $12,399,699 $(9,114,557)  746,573  $2,642,382

Net Income                                                      166,891

Purchase of Treasury Stock                                                  3,822     58,375

Retirement of Treasury Stock (747,000) (74,701) (2,574,201)          -   (747,000) (2,648,902)
                  						      -------		--------  ----------	   --------		 --------	  ---------
BALANCE, SEPTEMBER 30, 1997    305,598  $30,559  $9,825,498 $(8,947,666)    3,395     $51,855

Net Income                                                      197,161

Purchase of Treasury Stock                                                  5,297      82,002
                   						     -------		 ------	   --------	     -------		   -----		  --------
BALANCE, SEPTEMBER 30, 1999    305,598 $30,559   $9,825,498 $(8,750,505)    8,692    $133,857

Net Income                                                      200,056

Purchase of Treasury Stock                                                  4,559      78,116
                   						    --------	 ------	     -------	    -------		    ----		     ------

BALANCE, SEPTEMBER 30, 2000    305,598 $ 30,559  $9,825,498 $(8,550,449)   13,251    $211,973
                   						      =======		======	    ========	   ========		   ===		     =======



    The accompanying notes are an integral part of the financial statements.
                                            F-5

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                    2000      1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $200,056   $197,161  $ 166,891
                                   									     -------    -------   --------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                 211,115    211,865    214,427
    Amortization                                  54,772     54,958     54,442
    Patent and Patent Application Costs           (9,962)   (8,075)     (5,495)

Increase (Decrease) in:
    Accounts Payable and Accrued Expenses         54,876    119,052    (104,454)
    Real Estate Brokers Commissions                   -     (33,862)    (33,863)

Decrease (Increase) in:
    Accounts and Other Receivables                   (3)       (28)           -
    Interest Receivable                            1,159      3,951      (1,772)
    Prepaid Expenses                             (17,269)    (2,618)      1,556
                                   									     -------    -------      -------
Total Adjustments                                294,688    345,243     124,841
                                   									     -------    -------      -------
Net Cash Provided by Operating Activities        494,744    542,404     291,732
                                   									     -------    -------      ------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments              (738,517)        -      (21,282)
Capital Expenditures                                   -         -       (7,976)
Sale of Short-Term Investments                         -   421,282            -
                                   									     -------   -------      -------
Net Cash Provided (Used) by Investing Activities(738,517)  421,282      (29,258)
                                   									     -------   -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage            (318,830) (292,188)    (267,784)
Purchase of Treasury Stock                       (78,116)  (82,002)     (58,375)
                                   									     -------    -------       -----
Net Cash Used by Financing Activities           (396,946) (374,190)    (326,159)
                                   									     -------   -------     --------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                          (640,719)  589,496      (63,685)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   891,119   301,623      365,308
                                   									     -------   -------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 250,400 $ 891,119    $ 301,623
                                   									     =======   =======     ========
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                  $ 515,433 $ 542,075    $ 566,479

Income Taxes Paid                              $ 118,890 $ 115,072    $ 107,198


The accompanying notes are an integral part of the financial statements.
                                    F-6

 HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


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

    d.  Common Stock

    Each share of common stock is entitled to one vote. No such shares of common stock were reserved at September 30, 2000, 1999, or 1998. On February 19, 1998, the Company retired 747,000 shares of Treasury Stock purchased between 1970 and January of 1998 at a cost of $2,648,902.

    e.  Statement of Cash Flows

   For purposes of reporting cash flows, all liquid investments with original maturities of three months or less are considered cash equivalents.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


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

    I.  Short-Term Investments

    The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

    Short-term investments have an original maturity of more than three months and a remaining maturity of less than 1 year. These investments consist of marketable debt securities which are stated at amortized cost as the Company has classified these securities as held-to-maturity.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 2.   INCOME TAXES


   The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:
                                                   2000      1999      1998

          Federal statutory income tax rate         34%       34%      34%
          State tax provisions, net of
           federal benefits                           6         6       6
          Other                                       4         1       1
                                           				     ---	    ----	    ----
          Effective income tax expense rate          44%       41%      41%
                                        								    ===	     ====	     ===
          Income tax expense consists of the following:

                                       2000              1999           1998
          Current
            Federal               $ 122,221          $ 104,229     $   89,716
            State                    35,449             29,603         26,258
							                             -------            -------       --------
                                  $ 157,670          $ 133,832      $ 115,974
                            								=======		          =======   	    =======
NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES

The Company has leased two buildings at its A & S Drive, Paramus, N.J. site for retail use. The Sports Authority, Inc. has leased the 62,000 sq. ft.
building for a lease term of twenty (20) years and the Tandy Corporation has leased the 30,000 sq. ft. building for use as a Comp USA retail store for a lease term of fifteen (15) years. The tenants are also responsible for real estate taxes and other assessments as defined in the operating lease agreements.

                                      2000                1999           1998
Buildings and building improvements:
 Cost                             $ 6,961,244         $6,961,244     $6,961,244
 Accumulated depreciation           1,926,523          1,726,564      1,526,605
                         							    ---------          ---------     ----------
 Net buildings and building
  improvements                    $ 5,034,721         $5,234,680     $5,434,639
                        						 	    =========	         =========	     =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 3.    RENTAL INCOME UNDER OPERATING LEASES (Continued)

The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

2001         $2,020,217         2006 $2,225,142   2011           $1,497,842
2002          2,108,447         2007  2,322,194   2012            1,373,022
2003          2,116,467         2008  2,331,017              			  ---------
2004          2,116,467         2009  2,331,017
2005          2,225,142         2010  1,497,842
                                                  Total         $24,164,816
                                                   													 ==========
Net rental income consists of the following:
                              2000                  1999                 1998

Rental income             $2,020,217             $1,925,717          $1,925,534
Depreciation expense        (199,959)              (199,959)           (199,959)
Other expenses               (62,921)               (57,836)            (58,547)
                  				     ---------               ---------		         ---------
Rental income, net       $ 1,757,337             $1,667,922          $1,667,028
        								           =========		            =========	          =========
In 2000, 1999, and 1998, depreciation expense included all depreciation of the rental buildings and building improvements.

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

The Company obtained additional mortgage financing totaling $7,500,000 in order to fund reimbursement to The Sports Authority, Inc., whose former parent company, K-Mart Corporation (K-mart Corporation is a public company and financial information regarding K-mart is publicly available) has guaranteed the incremental monthly rental payments over the remaining life of the lease. (See Note 7).

The base rents under the amended lease were increased as follows:

    2nd through 5th years                                           $1,208,217
    6th through 10th years                                           1,295,716
    11th through 15th years                                          1,391,967
    16th through 20th years                                          1,497,842

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

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

On September 1, 1998, Tandy Corporation sold Computer City, Inc. to CompUSA, Inc. The lease was assigned to CompUSA, Inc. and is still guaranteed by Tandy Corporation.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

On January 23, 2000, CompUSA, Inc. entered into a merger agreement with Grupo Sanborns, S.A. de C.V. and TPC Aquisition Corp., a subsidiary of Grupo Sanborns, S.A. de C.V. The financial information for Grupo Sanborns, S.A. de C.V. is unavailable. The lease is still guaranteed by Tandy Corporation.

The following is a condensed summary of financial information on the above publicly held companies:
                                      Tandy    The Sports
                                  Corporation    Authority             K-Mart
                                    12/31/99      1/29/00            1/26/00
                               (In Millions)  (In Thousands)    (In Millions)
Current assets                      $ 1,403  $     414,351          $   8,160
                          							    ------  	     -------		          --------
Total assets                          2,142        643,003             15,104
                          							    ------  	     -------		         --------
Current liabilities                     925        352,249              4,076
                           							    ------     	-------		          --------
Total liabilities                     1,290        526,893              7,814
                          							    ------       	-------		         --------
Common stock
  put option                             21              -                  -
                          							    ------       	-------		         --------
Total stockholders'
 equity                                 831        116,110              7,290
                          							    ------       	-------		         --------
Net sales                             4,126      1,494,689             35,925
                          							    ------       	-------		         --------
Cost of sales                         2,043      1,132,296             28,102
                          							    ------  	     -------		         --------
Gross profit                          2,083        362,393              7,823
                          							    ------       	-------		         --------
Income (loss) before
 income taxes
 (continuing)                           481       (143,340)             1,300
                          							    ------       	-------		         --------
Income taxes                            183        (22,721)               337
                          							    ------       	-------		         --------
Net income (loss)                 $     298     $ (160,544)         $     518
                          							    ------  	     -------		         --------

          NOTE 4.   RESEARCH AND DEVELOPMENT

Research and development expenses in the amount of $192,085 in 2000, $194,364 in 1999, and $225,041 in 1998, were charged to operations and included in costs and expenses.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 5.   RENT EXPENSE

The Company occupies approximately 1,000 square feet of office and laboratory space on an annual lease. Lease payments are $950 per month. Rent expense was $11,400 in 2000, $11,400 in 1999 and $11,400 in 1998.

NOTE 6.   PATENTS

The Company has discontinued efforts relating to solar cells and semi-conductor technology. Work in the field has moved in other directions than that of the Company's technology and there has been a substantial reduction of government support in this technical area. The funding that had been received by laboratories exploring the Company's technology has also terminated.

The Company is continuing its efforts in the area of surgical staple design for use in internal surgery. Several United States Patents have been issued and foreign applications have been filed on a novel staple. The staple has been produced and it is anticipated that tests will continue during 2001 at a medical center. Research and development costs in the amounts of $192,085, $194,364 and $225,041 have been expended in connection with the surgical staple during 2000, 1999 and 1998, respectively.

NOTE 7.   LONG-TERM DEBT

Long-term debt consists of two loans, one in the amount of $6,000,000 payable in monthly installments of $55,328 including interest at 8.77% until 2011. The second is in the amount of $1,500,000 payable in monthly installments of $13,767 including interest at 8.7% until 2011.

Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 8. The expense for the next five (5) years is presented below:

              2001                 $5,126
              2002                  5,126
              2003                  5,126
              2004                  5,126
              2005                  5,126

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 7.   LONG-TERM DEBT (Continued)

The balance outstanding for each debt issued at the end of 2000, 1999, and
1998 is as follows:
                                                 2000        1999      1998
           First Mortgage on
           62,000 sq. ft. Building            $5,653,046 $5,971,876 $6,264,064
           Real Estate Brokers Commissions
            Payable                                  -          -       12,133
                                   							    ----------  ---------  ---------
          Total                                5,653,046  5,971,876  6,276,197

          Less Current Portion                   347,897    318,832    292,195
                                   							    ----------  ---------  ---------
          Long-Term Portion                   $5,305,149 $5,653,044 $5,984,002
                                   							     =========  =========  =========
The mortgage is secured by the land and building and operating lease agreement with The Sports Authority, Inc.  (See Note 3).

The principle payments of long-term debt for the term of the mortgage is as follows:

2001            $347,897          2006    $538,140  2011             $338,092
2002             379,611          2007     587,197
2003             414,217          2008     640,727
2004             451,978          2009     699,136
2005             493,181          2010     762,870

NOTE 8.   DEFERRED CHARGES

The composition of deferred charges and related amortization is as follows:

                                                       Real Estate
                                     Mortgage        Brokers Commissions
                            Total      Costs  Sports Authority     Tandy Corp.
Original Cost             $712,160   $102,520     $279,584        $330,056
Accumulated Amortization   284,321     39,299      112,999         132,023
                    						--------		  -------	    -------	 	       -------
Balance 9/30/00           $427,839   $ 63,221     $166,585        $198,033
                    						========	  =======		    =======	      	  =======
Original Cost             $712,160   $102,520     $279,584        $330,056
Accumulated Amortization   243,212     34,174       99,019         110,019
                       			--------	  -------		    -------	 	       -------
Balance 9/30/99           $468,948    $68,346     $180,565        $220,037
                    						========	  =======		    =======	         =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 9.   DEFERRED SITE COST

The Company incurred costs in connection with an application for a use variance and site improvements for the property owned by the Company at 50 A&S Drive, Paramus,
New Jersey, adjacent to the building owned by the Company and leased to the Sports
Authority, Inc. Such costs amounting to $806,656 have been considered to be part of the site cost and are included in fixed assets.

NOTE 10.  OTHER EMPLOYEE BENEFITS

The Financial Accounting Standards Board issued and SFAS No. 106 " Employers Accounting for Post Retirement Benefits", and SFAS No. 112 "Employers Accounting for Post Employment Benefits", which changed employers' accounting for these benefits. Since the Company has no post-retirement benefit plans, and does not offer post employment benefits, SFAS No. 106 and SFAS No. 112 are not applicable. During
1999 the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 is not applicable for post employment benefits, but is applicable to the company's pension plan (See Note 14).

NOTE 11.  CONCENTRATION OF CREDIT RISK

Substantially all of the Company's income is rental income received from two tenants.
These tenants are subject to long-term lease agreements. (See Note 3)

NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS

In 1999, the Company adopted Financial Accounting Standards Board Statement
(SFAS) No. 131 "Disclosures About Segments of an Enterprise and Related Information". The information for 1998 has been restated to conform to the 2000 and
1999 presentation. The Company's reportable segments are strategic business units that involve different products and services. They are managed by a single management team.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS (Continued)

Rental-Engaged in leasing to tenants, the two retail buildings owned by the Company at 50 A&S Drive, Paramus, New Jersey. Approximately 98% of the Company revenues are earned by this segment, all of which is received from two tenants (see
Note 11).

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
                                      Revenues
                                  2000                1999               1998
                    Business Segments:

Surgical Staples         $                -   $            -  $                -
Electro-Optical                           -                -                   -
Real Estate Rental                2,020,217        1,925,717           1,925,534
Other                                56,157           34,545              39,028
                         							  ---------		      ---------	         	---------
    Total                       $ 2,076,374       $1,960,262          $1,964,562
                         							  =========		      =========	         	=========
    Business Segments:                 Income (Loss)
                                   2000                1999              1998
Surgical Staples               $   (192,085)      $ (194,364)       $  (225,041)
Electro-Optical                           -                -                   -
Real Estate Rental                1,757,337        1,667,922           1,667,028
                         							  ---------	      ---------		         ---------
    Total                       $ 1,565,252       $1,473,558          $1,441,987
                         							  ---------	  	    ---------		         ---------
General and Administrative
 Expenses                          (750,577)       (637,167)           (633,625)
Interest Expense                   (513,106)       (539,943)           (564,525)
Other Income                         56,157          34,545              39,028
Income Tax Expense                 (157,670)       (133,832)           (115,974)
                          							  ---------		    ---------	          	---------
     Total                        (1,365,196)    (1,276,397)         (1,275,096)
                          							  ---------		    ---------		         ---------
 Net Income                        $ 200,056    $   197,161           $ 166,891
                          							  =========		    =========		         =========
   Business Segments:                       Identifiable Assets
                                2000                1999               1998
Surgical Staples                   $ 59,804   $      59,778        $     60,738
Electro-Optical                       6,745          10,472              15,286
Real Estate Rental                5,915,333       6,156,401           6,397,468
Other                             1,039,347         936,592             781,590
                     							  ---------	     	    ---------	         	---------
TOTAL ASSETS                $ 7,021,229          $7,163,243          $7,255,082
                     							  =========		         =========	         	=========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS (Continued)

Business Segments:                                Capital Expenditures
                                   2000              1999              1998
Surgical Staples         $            -       $           -       $           -
Electro-Opitical                      -                   -                   -
Real Estate Rental                    -                   -                   -
Other                                 -                   -               7,976
            							            ---------		         --------		         ---------
                            $         -      $            -             $ 7,976
            							            =========		        =========		         =========

                                    Property and Equipment
Business Segments                        Depreciation
                                2000                1999                1998
Surgical Staples        $            -      $            -      $            -
Electro-Optical                      -                   -                   -
Real Estate Rental              199,959             199,959             199,959
Other                            11,156              11,906              14,468
           							            ---------		         ---------		         ---------
                               $211,115            $211,865            $214,427
           							            =========		         =========		         =========
                                                  Intangible Assets
                                                    Amortization
                                 2000                1999                1998
Surgical Staples              $   9,937           $   9,034           $   8,356
Electro-Optical                   3,726               4,815               4,977
Real Estate Rental               41,109              41,109              41,109
Other                                -                   -                   -
          							            ---------		           ---------		        ---------
                               $ 54,772            $ 54,958            $ 54,442
           							            =========		         =========		          =========
 NOTE 13.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at
September 30, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the
Company could realize in a current market exchange.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 14.  PENSION PLAN

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

                                                  2000                 1999
Changes in benefit obligation:
Benefit obligation at October 1                 $   719,594           $ 307,773
Service cost                                        328,003             309,163
Interest cost                                        78,851              21,544
                                         								---------		            -------
Benefit obligation at September 30               $1,126,448            $638,480
                                     													=========		           =======
                                                     2000                1999
Change in plan assets:
Fair value of plan assets at October 1          $   640,223           $ 313,645
Company contributions                               330,122             307,754
Actual return on plan assets                         43,840              18,824
                                          							---------		            -------
Fair value of plan assets at September 30,       $1,014,185            $640,223

Funded status of Plan                            $ (112,263)          $   1,743
Unrecognized Net Gain (Loss)                         80,346              (5,377)
                                     													---------		            -------
(Accrued) or Prepaid Pension                    $   (31,917)          $  (3,634)
                                     													=========		           =======
                                F-18

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 14.  PENSION PLAN (Continued)

The net periodic pension cost for the year ended September 30, includes the following components:
                                               2000                      1999
1.  Service cost - benefits earned
    during the period                        $ 328,003                $ 309,163
													                               ---------		                 -------
2.  Interest cost on projected benefit
    obligation                                  78,851                   32,708
                     													           ---------		                -------
3.  Actual return on plan assets               (43,840)                 (18,824)
                       											           ---------		                -------
4.  Net amortization and deferral:

    a. Amortization of unrecognized net
       obligation (asset) at transition              -                        -
    b. Amortization of unrecognized
       prior service cost                            -                        -
    c. Amortization of unrecognized net
       (gain) or loss                             (975)                 (11,659)
    d. Asset gain or (loss) deferred                 -                        -
                       											           ---------		                -------
     e. Total                                     (975)                 (11,659)
                      												           ---------		                -------
5.  Net periodic pension cost (credit) =
    (Item 1 + item 2 + item 3 + item 4 (e)   $ 362,039                $ 311,388
                     													           =========		                =======
The net periodic pension cost for 2000 and 1999 was determined based on a 7%
discount rate and a long - term rate of return of 7% on plan assets.

NOTE 15.  MARKETABLE SECURITIES

At September 30, 2000, 1999 and 1998, all short-term marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following:

                               2000                   1999                1998
Certificate of deposit   $          -       $           -             $ 421,282
U.S. Government Securities    738,517                   -                     -
                 											  -------		       -----------	          		  -------
                             $738,517       $           -             $ 421,282
                 											  =======	     	   ===========		        	  =======
At September 30, 2000,1999 and 1998, the fair value of investments approximated its
amortized cost and therefore there were no significant unrealized gains or losses.

All investments at September 30, 2000, 1999 and 1998 mature in one year or less.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


NOTE 16.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                             For the Fiscal Year Ended September 30, 2000
                                 First       Second     Third          Fourth
                                 Quarter     Quarter   Quarter         Quarter

Total Revenues                  $506,719   $505,211    $508,584         $555,860

Gross Profit                        N/A        N/A        N/A               N/A

Income Before Extraordinary
 Items                            71,902     46,684     108,179         (26,709)

Weighted Average
  Number of Shares               296,105    294,487     293,081         292,374

Earnings Per Share                   .24        .16         .37            (.09)

Net Income                        71,902     46,684     108,179         (26,709)

                                 For the Fiscal Year Ended September 30, 1999
                                First      Second      Third           Fourth
                                Quarter    Quarter    Quarter          Quarter

Total Revenues                  $496,849    $479,667   $480,438        $503,308

Gross Profit                       N/A         N/A        N/A            N/A

Income Before Extraordinary
  Items                           62,464      44,171     49,087          41,439

Weighted Average
   Number of Shares              298,518     297,618    297,512         297,406

Earnings Per Share                   .21         .15        .16             .14

Net Income                        62,464      44,171     49,087          41,439

HOLOBEAM, INC.                                                   SCHEDULE VI
ACCUMULATED DEPRECIATION AND AMORTIZATION
PROPERTY AND EQUIPMENT
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                           Balance at                         Balance at
                           Beginning                            End of
CLASSIFICATIONS             of Year     Additions  Retirements   Year



YEAR ENDED SEPTEMBER 30, 1998:

Machinery and Equipment          $ 28,077  $ 12,604 $      -     $ 40,681
Furniture and Fixtures                256     1,864        -        2,120
                           		 		  -------		 ------	  	------			   -------
     TOTAL                       $ 28,333    14,468 $      -     $ 42,801
                          						  =======		 ======		  ======			   =======
YEAR ENDED SEPTEMBER 30, 1999:

Machinery and Equipment          $ 40,681   $ 9,287 $     -      $ 49,968
Furniture and Fixtures              2,120     2,620       -         4,740
                          						  -------		  ------		------			    -------
     TOTAL                       $ 42,801   $11,907$      -      $ 54,708
                          						  =======		  ======		======			    =======
YEAR ENDED SEPTEMBER 30, 2000:

Machinery and Equipment          $ 49,968   $ 8,536 $    -       $ 58,504
Furniture and Fixtures              4,740     2,620      -          7,360
                          						  -------		  ------		------			    -------
     TOTAL                       $ 54,708  $ 11,156 $    -       $ 65,864
                            			  =======		   ======		======			    =======

















The accompanying notes are an integral part of the financial statements.
                                F-22

HOLOBEAM, INC.                                                      SCHEDULE X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                            2000       1999             1998
Maintenance and Repairs               $          - $        -      $         -
                                   							 =======    ========        =======
Depreciation and Amortization of
 Intangible Assets                         $54,772    $ 54,958       $ 54,442
                                   							 =======    ========        =======
Taxes, Other than Payroll and Income Tax
 Franchise                                $ 10,572   $   9,500      $   3,600
 Real Estate                                     -           -              -
 Other                                          35         518              -
                                    							 -------    --------        -------
                                           $10,607    $ 10,018        $ 3,600
                                   							 =======    ========        =======
Royalties                             $          -  $        -   $          -
                                    							 =======    ========        =======
Advertising                           $          -  $        -   $          -
                                     						 =======    ========        =======





























     The accompanying notes are an integral part of the financial statements.
                                F-23

HOLOBEAM, INC.                                                       SCHEDULE V

PROPERTY AND EQUIPMENT
SEPTEMBER 30, 2000, 1999 AND 1998

                            Balance at                           Balance at
                           Beginning                               End of
CLASSIFICATIONS            of Year        Additions  Retirements    Year



YEAR ENDED SEPTEMBER 30, 1998:

Machinery and Equipment       $ 66,939   $          - $    -       $ 66,939
Furniture and Fixtures          12,657          7,976      -         20,633
                       						  -------		       ------		------	 	    -------
     TOTAL                    $ 79,596        $ 7,976 $    -       $ 87,572
                       						  =======		       ======		======	 	    =======
YEAR ENDED SEPTEMBER 30, 1999:

Machinery and Equipment       $ 66,939   $         - $     -       $ 66,939
Furniture and Fixtures          20,633             -       -         20,633
                          		  -------		       ------		------	 	     -------
     TOTAL                     $87,572   $         - $     -       $ 87,572
                       						  =======		      ======		======	 	     =======
YEAR ENDED SEPTEMBER 30, 2000:

Machinery and Equipment       $ 66,939    $        - $     -      $ 66,939
Furniture and Fixtures          20,633             -       -        20,633
                       						  -------		      ------		------	 	    -------
     TOTAL                    $ 87,572     $       - $     -      $ 87,572
                       						  =======		      ======		======	 	    =======




















The accompanying notes are an integral part of the financial statements.
                                F-21

HOLOBEAM, INC.                                                     SCHEDULE XII

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2000

                                                                                                         Principal Amount
                                                         Periodic         Face Amount Carrying Amount  of Loans Subject to
                            Interest    Final Maturity    Payment    Prior   of          of            Delinquent Principal
                              Rate       Date             Terms      Items   Mortgage    Mortgage(1)   or Interest
Mortgage Payable
 Building and Improvements    8.7%       February 5, 2011 $13,367     None   $1,500,000  $1,129,147    None

Mortgage Payable
 Building and Improvements    8.77%      February 5, 2011 $56,328     None   $6,000,000  $4,523,899    None

                                                                             $5,653,046

Activity for the three
 years ended September 30,
 2000 is as follows:
                                     2000        1999        1998
Balance at Beginning of Year     $5,971,876  $6,264,064  $6,531,848
Addition During Year
  Commercial Loans                        0           0           0
  New Mortgages                           0           0           0
					                             ---------   ---------   ---------
                                  5,971,876   6,264,064   6,531,848
Deductions During Year:
  Principal Payments                318,830     292,188     267,784
  Mortgage Payments                       0           0           0
                         					    ---------   ---------   ---------
Balance at End of Year           $5,653,046  $5,971,876  $6,264,064
                         					    =========   =========   =========
(1) The cost for Federal income tax
 Purposes at 9/30/00 $5,653,046




    The accompanying notes are an integral part of these financial statements.
                                               F-25

HOLOBEAM, INC.                                                   SCHEDULE XI

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2000
                                           Cost Capitalized     Gross Amount at                                     Life in Which
                            Initial           Subsequent      Which Carried at                                      Depreciation
                        Cost to Company     To Acquisition   Close of Period (1)          (2)         Date         In Latest Income
             Incum -            Bldg &              Carrying           Bldg &             Accumulated  of     Date     Stmt is
             brances     Land   Improv       Improv    Costs   Land    Improv      Total Depreciation Constr. Acquired Computed
Improved Land
 Paramus, NJ  $        0 $218,402 $        0 $        0 $   0 $218,402 $        0   $218,402 $        0        1971     -
Improved Land
 Paramus, NJ           0  173,565          0     60,805     0  234,370          0    234,370          0        1983     -

Building I
Paramus, NJ
Improvements   6,777,260        0    718,881  3,649,850     0        0  4,368,731  4,368,731  1,533,214 1958   1971    3 to 40 years

Building II
 Paramus, NJ           0        0  2,592,513          0     0        0  2,592,513  2,592,513    393,309 1995   1995    30 Years
           		  ---------	-------   ---------  ---------  ----  -------  ---------  ---------  ---------
              $6,777,260 $391,967 $3,311,394 $3,710,655 $   0 $452,772 $6,961,244 $7,414,016 $1,926,523
           		  =========	=======   =========  =========  ====  =======  =========  =========  =========


(1)Activity for the three years                        (2)Activity for the three years
   ended September 30, 2000 is                           ended September 30, 2000 is
   as follows:         2000     1999      1998           as follows:             2000           1999         1998
Balance at Beginning
  of Year             $7,414,016 $7,414,016 $7,414,016  Balance at Beginning of Year  $1,726,564 $1,526,605 $1,326,646
Additions:                                              Additions:
  Improvements                 0          0          0  Depreciation                     199,959    199,959    199,959
  Acquisitions                 0          0          0  Less Retirements                       0          0          0
                			   ----------  ---------  ---------							                          ---------  ---------  ---------
                       7,414,016  7,414,016  7,414,016
Deductions During
Year:                                                  Balance at End of Year         $1,926,523 $1,726,564 $1,526,605
  Retirements                 0           0         0 			                       		     =========  =========  =========
  Cost of Real
   Estate Sales               0           0         0
			                    --------   ---------  ---------
Balance at End
  of Year            $7,414,016  $7,414,016 $7,414,016
                     ==========   =========  =========

The aggregate cost for Federal income tax purposes at September 30, 2000 is $7,414,016.

 The accompanying notes are an integral part of these financial statements.
                                                   F-24