Form 10-Q
period 2000-12-31
HOLOBEAM INC
filed 2001-02-16
CIK 48105

February 13, 2001



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.       File No. 0-3385

Dear Sir or Madam:

    Enclosed you will find one (1) paper format copy of Holobeam, Inc. Quarterly Report Form 10Q for the quarter ended December 31,
2000 which has been previously filed/transmitted via the EDGAR system.

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

FOR QUARTER ENDED: December 31, 2000

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

           291,362 Common Shares at January 31, 2001

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
   Computation of Earnings Per Common Share Exhibit A

   Independent Accountant's Report

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                          Dec. 31, 2000 Sept. 30, 2000
Current Assets
  Cash and Cash Equivalents                $   938,676     $   250,400
  Short Term Investments                       -0-             738,517
  Other Current Assets                          25,058          28,723
                                           -----------     -----------
    Total Current Assets                       963,734       1,017,640
                                           -----------     -----------
  Investments in Real Estate, Net            5,437,484       5,487,493
  Machinery & Equipment, Net                    41,673          21,708
  Deferred Tax Asset                           -0-             -0-
  Other Non-Current Assets                     480,859         494,388
                                           -----------      ----------
  Total Assets                             $ 6,923,750     $ 7,021,229
                                           ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                         $   28,786    $    29,303
   Accrued Expenses                            125,760        189,645
   Income Taxes Payable                         52,574         55,600
   Current Portion of Mortgage Payable         355,566        347,897
                                            ----------     ----------
      Total Current Liabilities                562,686        622,445
                                            ----------     ----------
Mortgage Payable, Net of Current
   Portion                                   5,213,331      5,305,149
Real Estate Commissions Payable                -0-            -0-
                                            ----------     ----------
      Total Liabilities                      5,776,017      5,927,594
                                            ----------     ----------
Shareholders' Equity
   Common Stock                                 30,559         30,559
   Paid-In-Capital                           9,825,498      9,825,498
   Accumulated Deficit                      ( 8,479,803)   ( 8,550,449)
   Treasury Stock, At Cost                  (   228,521)   (   211,973)
                                             ----------     ----------
      Shareholders' Equity                   1,147,733      1,093,635
                                            ----------     ----------
      Total Liabilities and
      Shareholders Equity                   $6,923,750     $7,021,229
                                            ==========     ==========

                         HOLOBEAM, INC.
                 Condensed Statement of Income

                                                            3 Months Ended
                                                               December 31
                                                       2000           1999
Revenue
   Rental Income                                   $496,104       $496,104
   Interest Income                                   20,547         10,615
   Other                                             -0-            -0-
                                                   --------       --------
      Total Revenue                                 516,651        506,719

Costs and Expenses
   Rental Expenses                                   55,200         55,200
   General and Administrative Expenses              172,699        150,167
   Research and Development                          47,106         50,732
   Interest                                         124,027        130,902
   Other                                             -0-            -0-
                                                   --------       --------
      Total Costs and Expenses                      399,032        387,001
                                                   --------       --------

Income Before Income Taxes                          117,619        119,718

Income Tax Expense                                   46,980         47,816
                                                    -------        -------
Net Income                                         $ 70,639       $ 71,902
                                                   ========       ========
Weighted Average Number of Common
   Shares Outstanding                               291,567        296,105

Net Income Per Share                                  $0.24          $0.24
                                                      =====          =====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                           3 Months   3 Months 12 Months
                                              Ended      Ended     Ended
                                           12/31/00   12/31/99   9/30/00
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                   $    70,639$    71,902 $ 200,056
                                        ----------- ---------- ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                              52,988     52,988   211,115
   Amortization                              13,560     13,560    54,772
   Decrease, (Increase) In:
     Patent and Patent
        Application Costs               (        30)(   1,291) (   9,962)
     Accounts Receivable                        -0-       -0-  (       3)
     Real Estate Brokers
        Commissions                             -0-       -0-        -0-
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                   (    67,428)(  30,933)    54,876
   Other                                (     7,813)     6,673 (  16,110)
                                        -----------  --------- ---------
Total Adjustments                       (     8,723)    40,997   294,688
                                        -----------  --------- ---------
Net Cash Provided (Used) by
   Operating Activities                      61,916    112,899   494,744
                                        ----------- ---------- ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                 (    22,943)     -0-      -0-
   Sale of Short Term
       Investments                          750,000      -0-      -0-
   Purchase of Short Term
       Investments                         -0-            -0- (   738,517)
                                       ------------  --------- ---------
Net Cash Flows from Investing
   Activities                               727,057       -0- (   738,517)
                                       ------------  --------- ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                         (    84,149)(    77,119) (  318,830)
   Purchase of Treasury Stock         (    16,548)(    32,578) (   78,116)
   Other                                  -0-           -0-         -0-
                                       ------------  --------- ---------
Net Cash Flows Provided (Used)
   by Financing Activities            (   100,697)(   109,697)(  396,946)
                                       ------------  --------- ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     688,276      3,202(  640,719)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      250,400    891,119   891,119
                                       ------------  --------- ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $   938,676$   894,321$  250,400
                                        =========== ==========  ========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q
December 31, 2000



    In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 2000 and 1999 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 2000.
    For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
    The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2000
(1) Material Changes in Financial Condition
             The Registrant has shown continuous improvement in financial condition during the three months ended December 31, 2000. Working capital at December 31, 2000 was $401,048.00, up $5,853.00 from September 30, 2000.
             Cash flows from operating activities during the period were slightly negative due to pay down of accrued expenses and accounts payable.
             The Registrant intends to continue funding of the surgical staple project (Reference is made to the Registrant's Annual Report, Form 10K, Item 7, for the years ended September 30, 2000 and 1999) during the balance of the fiscal year. Funding costs associated with the project for the quarter ended December 31, 2000 were $47,106.00 and were generated from the Registrant's real estate rental activities as no revenues have been realized from the project. Funding for the balance of fiscal 2001 is anticipated to approximate $250,000.00 and is not expected to adversely effect the Registrant's financial condition.

(2) Material Changes in the Results of Operations
             Financial performance for the three months ended December 31, 2000 indicates after income tax income of $70,639.00 as compared to $71,902.00 for the comparable period one year ago.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2000
             Revenues associated with the Registrant's real estate rental activities remained at previous levels while interest income increased to $20,547.00 from $10,615.00.
             As previously reported, the Registrant funded the surgical staple project in the amount of $47,106.00 for the quarter and such costs were charged to operations. It is the intention of the Registrant to continue funding support for the project during the fiscal year begun October 1, 2000.
    Results of testing will be evaluated during the fiscal period ending on September 30, 2001 and a decision concerning future funding will be made at that time. Funding for the balance of fiscal 2001 is expected approximate $250,000.00 and is not expected to have a materially adverse effect upon the Registrant's operations results.
             The Registrant expects that revenues associated with the real estate rental activities will continue to indicate favorable results during the term of the operating leases, and will continue to provide the cash flows required to fund its research activities. (Reference is made to the Registrant's Annual Report, Form 10K, Item 7 for the years ending September 30, 2000 and 1999.)

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2001

                                  Holobeam, Inc.
                                  Registrant

                                  William M. Hackett
                                  William M. Hackett
                                  Treasurer and Director

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 2000



                                           Three Months Ended
                                                     December 31,
                                             2000            1999
PRIMARY
   Net Income                                $ 70,639       $ 71,902
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                   291,567        296,105

Earnings Per Share                              $0.24          $0.24

                                 R.A. FREDERICKS & COMPANY, LLP

                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Robert J. Rosenberg, CPA
Eric Frank Zach, CPA




                INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have reviewed the accompanying financial statements of Holobeam, Inc. as of December 31,
2000, and for the three-months then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of
Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express
such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                R. A. FREDERICKS & COMPANY, LLP


Montville, New Jersey
February 15, 2001











 170 Changebridge Road  Unit B-4, Montville, New Jersey 07045
    Tel: (973) 575-6200 Tel: (212) 544-2204 Fax: (973) 575-5444