Form 10-Q
period 2001-03-31
HOLOBEAM INC
filed 2001-05-15
CIK 48105

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
                                                     =====             =====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                          3 Months     3 Months  12 Months
                                           Ended        Ended      Ended
                                        12/31/00     12/31/99    9/30/00

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                      $    70,639   $   71,902  $ 200,056
                                           -----------   ----------  ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                                 52,988       52,988    211,115
   Amortization                                 13,560       13,560     54,772
   Decrease, (Increase) In:
     Patent and Patent
        Application Costs                  (        30)  (    1,291)(    9,962)
     Accounts Receivable                        -0-           -0-  (         3)
     Real Estate Brokers
        Commissions                             -0-           -0-          -0-
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                      (    67,428) (    30,933)    54,876
   ther                                   (     7,813)       6,673(    16,110)
                                           -----------  ----------- ----------
Total Adjustments                          (     8,723)      40,997    294,688
                                           -----------  ----------- ----------
Net Cash Provided (Used) by
   Operating Activities                         61,916      112,899    494,744
                                           -----------  ----------- ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                    (    22,943)     -0-         -0-
   Sale of Short Term
       Investments                             750,000      -0-         -0-
   Purchase of Short Term
       Investments                            -0-           -0-    (   738,517)
                                          ------------  ----------- ----------
Net Cash Flows from Investing
   Activities                                  727,057      -0-    (   738,517)
                                           -----------  ----------- ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                              (    84,149) (    77,119)(  318,830)
   Purchase of Treasury Stock              (    16,548) (    32,578)(   78,116)
    Other                                      -0-           -0-         -0-
                                          ------------  ----------- ----------
Net Cash Flows Provided (Used)
   by Financing Activities                 (   100,697) (   109,697)(  396,946)
                                           -----------  ----------- ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        688,276        3,202 (  640,719)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         250,400      891,119    891,119
                                           -----------  ----------- ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $   938,676  $   894,321  $  250,400
                                           ============  =========== ==========

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

R.A. FREDERICKS & COMPANY, LLP

Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Robert J. Rosenberg, CPA
Eric Frank Zach, CPA
John Plesniarski, CPA




INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have reviewed the accompanying financial statements of Holobeam, Inc. as of March 31, 2001, and for the three and six months then ended.
These financial statements are the responsibility of the company's management.

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


Montville, New Jersey
May 14, 2001











170 Changebridge Road   Unit B-4, Montville, New Jersey 07045
Tel: (973) 575-6200 Tel: (212) 544-2204 Fax: (973) 575-5444