Form 10-Q
period 2001-03-31
HOLOBEAM INC
filed 2001-05-15
CIK 48105

May 15, 2001



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended March 31, 2001, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: March 31, 2001

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

            290,912 Common Shares at April 30, 2001

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

   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                            March 31,2001    Sept. 30, 2000
Current Assets
  Cash and Cash Equivalents                   $   928,635       $   250,400
  Short Term Investments                          -0-               738,517
  Other Current Assets                            112,824            28,723
                                              -----------       -----------
    Total Current Assets                        1,041,459         1,017,640
                                              -----------       -----------
  Investments in Real Estate, Net               5,387,474         5,487,493
  Machinery & Equipment, Net                       39,696            21,708
  Deferred Tax Asset                              -0-               -0-
  Other Non-Current Assets                        469,296           494,388
                                               ----------        ----------
  Total Assets                                $ 6,937,925       $ 7,021,229
                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                           $   89,161       $    29,303
   Accrued Expenses                              147,677           189,645
   Income Taxes Payable                           -0-               55,600
   Current Portion of Mortgage Payable           392,283           347,897
                                              -----------       -----------
      Total Current Liabilities                  629,121           622,445
                                              -----------       -----------
Mortgage Payable, Net of Current
   Portion                                     5,119,486         5,305,149
Real Estate Commissions Payable                   -0-              -0-
                                              -----------       -----------
      Total Liabilities                        5,748,607         5,927,594
                                              -----------       -----------
Shareholders' Equity
   Common Stock                                   30,559            30,559
   Paid-In-Capital                             9,825,498         9,825,498
   Accumulated Deficit                        ( 8,431,018)      ( 8,550,449)
   Treasury Stock, At Cost                    (   235,721)      (   211,973)
                                               ----------        ----------
      Shareholders' Equity                     1,189,318         1,093,635
                                              -----------       -----------
      Total Liabilities and
      Shareholders Equity                     $6,937,925        $7,021,229
                                              ===========       ===========

                             HOLOBEAM, INC.
                     Condensed Statement of Income

            Three Months Ended                   Six Months Ended
                      March 31,                           March 31,
                                         2001        2000      2001      2000
Revenue
   Rental Income    $496,104    $496,104$  992,208 $ 992,208
   Interest Income       9,356       9,107    29,903    19,722
   Other                      -0-       -0-       -0-                     -0-
                                     --------    --------  -------- ---------
      Total Revenue                   505,460     505,211 1,022,111 1,011,933

Costs and Expenses
   Rental Expenses                     55,200      55,200   110,400   110,400
   General and Admin. Expenses        198,328     184,444   371,027   334,611
   Research and Development            48,101      47,474    95,207    98,206
   Interest                           122,579     129,765   246,606   260,667
   Other         20     -0-          20                   -0-
                                     --------    ------------------ ---------
      Total Costs and Expenses        424,228     416,883   823,260   803,884
                                     --------    ------------------ ---------

Income Before Income Taxes             81,232      88,328   198,851   208,046

Income Tax Expense                     32,445      41,644    79,425    89,460
                                     --------    ------------------ ---------

Net Income                           $ 48,787    $ 46,684$  119,426 $ 118,586
                                     ========    ================== =========

Weighted Average Number of
   Shares Outstanding                 291,213     294,487   291,392   295,301

Net Income Per Share                    $0.17       $0.16     $0.41     $0.40

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                                 6 Months   6 Months 12 Months
                                                    Ended      Ended     Ended
                                                  3/31/01    3/31/00   9/30/00

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income, (Loss)                        $  119,426 $  118,586  $200,056
                                               ---------- ----------  --------
     Adjustments to Reconcile Net
     Income to Net Cash Provided
                     by Operating Activities:
     Depreciation                                 105,975   105,975   211,115
     Amortization                                 27,120     27,120    54,772
     Decrease, (Increase) In:
     Patent and Patent
         Application Costs                         (2,028)    (5,601)   (9,962)
     Accounts Receivable                            -0-        -0-          -3
     Real Estate Brokers
        Commissions                                 -0-         -0-      -0-
     Increase, (Decrease) In:
     Accounts Payable and
     Accrued Expenses                             (37,710)    6,322    54,876
     Other                                        (95,580)    1,370    (16,110)
                                                  -------  ---------   -------
Total Adjustments                                  (2,223)  135,186   294,688
                                                   ------ ----------  --------
Net Cash Provided (Used) by
     Operating Activities                        117,203     253,772  494,744
                                              -----------  ---------  --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Capital Expenditures                         (23,943)      (315)    -0-
     Sale of Short Term Investments              750,000       -0-       -0-
     Purchase of Short Term
     Investments                                  -0-          -0-    (738,517)
                                              ----------- ----------  --------
Net Cash Flows from Investing
     Activities                                  726,057        (315) (738,517)
                                              -----------      -----  --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
     Principal Payments on First
     Mortgage                                    (141,277)  (155,938) (318,830)
     Purchase of Treasury Stock                   (23,748)   56,477    (78,116)
     Other                                          -0-        -0-        -0-
                                               ---------- ---------- ---------
Net Cash Flows Provided (Used)
     by Financing Activities                     (165,025)  (212,415) (396,946)
                                                  -------  ---------  --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                        678,235     41,672   (640,719)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                         250,400    891,119    891,119
                                              -----------  ---------  --------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                           $   928,635  $ 932,791   $250,400
                                             =======================  ========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

March 31, 2001



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 2001 and 2000 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 21, 2001.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and six months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2001

(1) Material Changes in Financial Condition
             During the three months and six months ended March 31, 2001, the Registrant continued to demonstrate improved financial condition. Working Capital increased $11,290.00 and $17,143.00, respectively.
             Cash flows from operating activities were lower due in part to pay down of accrued expenses and accounts payable.
    The Registrant also experienced an increase in other current assets resulting from prepaid Federal Income taxes in the amount of $10,655.00 and a receivable from its banking institution in the amount of $69,064.00 resulting from an error by the bank in payment of the Registrant's mortgage loan. Usually the bank electronically debits the Registrant's operating account and simultaneously remits payment to the mortgage holder. During March 2001, the bank remitted the funds to the wrong mortgage holder, creating the receivable. This situation was rectified during April 2001 with no expense to the Registrant.
             The Registrant also funded the Surgical Staples project in the amounts of $95,207.00 and $48,101.00 for the six months and three months ended March 31, 2001. The Registrant

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2001
 anticipates funding for the balance of the fiscal year will continue and such funding is expected to total less than $250,000.00 for the entire fiscal year. (Reference is made to the Registrant's Annual Report, Form 10K, Item 7 for the years ended
September 30, 2000 and 1999.)

        (2)  Material Changes in the Results of Operations
             Earnings for the three months and six months ended March 31, 2001 reflect after-tax income of $48,787.00 and $119,426.00, respectively. They compare favorably to those recorded for the same period one-year ago with increases recorded in the amounts of $2,123.00 and $840.00, respectively.
             Revenues from the Registrant's real estate operations were $496,104.00 and $992,208.00 for the respective three and six month periods ended March 31, 2001, and were the same for the respective periods in fiscal year 2000.
             During the six months ended March 31, 2000, the Registrant funded the Surgical Staple project in the amount of $95,207.00. The Registrant intends to expend additional funds for the project during the balance of the fiscal year begun October 1, 2000. Test results will continue to be evaluated

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2001
 in order to determine if additional expenditures are warranted during fiscal year 2002.
             Funding for 2001 is not expected to have any materially adverse effect upon the Registrant's operations or financial condition.

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         March 31, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001

                                  Holobeam, Inc.
                                  Registrant

                                  William M. Hackett
                                  William M. Hackett
                                  Treasurer and Director

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                         March 31, 2001


                     Six Months
 Ended March 31,            Ended March 31,
     2001               2000             2001                          2001

PRIMARY

  Net Income   $ 48,787   $46,684  $119,426   $118,586

SHARES

  Weighted Average
  Number of Common
446:Shares Outstanding    291,213   294,487   291,392   215,301

         $0.16             $0.41                         $0.40

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