Form 10-Q
period 2001-06-30
HOLOBEAM INC
filed 2001-08-13
CIK 48105

August 10, 2001



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended June 30, 2001, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: June 30, 2001

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

            290,512 Common Shares at August 7, 2001

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

   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                              June 30,2001 Sept. 30, 2000
Current Assets
  Cash and Cash Equivalents                    $   910,647    $   250,400
  Short Term Investments                             -0-          738,517
  Other Current Assets                              32,824         28,723
                                               -----------    -----------
    Total Current Assets                           943,471      1,017,640
                                               -----------    -----------
  Investments in Real Estate, Net                5,337,464      5,487,493
  Machinery & Equipment, Net                        39,998         21,708
  Other Non-Current Assets                         458,969        494,388
                                               -----------     ----------
  Total Assets                                 $ 6,779,902    $ 7,021,229
                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                            $    28,785    $    29,303
   Accrued Expenses                                112,833        189,645
   Income Taxes Payable                             -0-            55,600
   Current Portion of Long Term Debt               371,419        347,897
                                               -----------     ----------
      Total Current Liabilities                    513,037        622,445
                                               -----------     ----------
Mortgage Payable, Net of Current
   Portion                                       5,023,572      5,305,149
Real Estate Commissions Payable                     -0-           -0-
                                               -----------     ----------
      Total Liabilities                          5,536,609      5,927,594
                                               -----------     ----------
Shareholders' Equity
   Common Stock                                     30,559         30,559
   Paid-In-Capital                               9,825,498      9,825,498
   Accumulated Deficit                        (  8,370,323)   ( 8,550,449)
   Treasury Stock, At Cost                    (    242,441)   (   211,973)
                                               -----------     ----------
      Shareholders' Equity                       1,243,293      1,093,635
                                               -----------     ----------
      Total Liabilities and
      Shareholders Equity                      $ 6,779,902     $7,021,229
                                               ===========     ==========
                                    1

                             HOLOBEAM, INC.
                      Condensed Statement of Income

                                  Three Months Ended       Nine Months Ended
                                     June 30,                    June 30,
                                        2001       2000       2001       2000
Revenue
   Rental Income                    $496,105   $496,104 $1,488,313 $1,488,312
   Interest Income                     9,343     12,485     39,246     32,207
   Other                               -0-        -0-       -0-        -0-
                                    --------   -------- ---------- ----------
     Total Revenue                   505,448    508,589  1,527,559  1,520,519

Costs and Expenses
   Rental Expenses                    55,447     55,200    165,847    165,600
   General & Admin. Expenses         185,576    109,786    556,603    444,397
   Research & Development             44,055     47,003    139,262    145,209
   Interest                          119,208    127,061    365,814    387,728
   Other                                 113         20        133         20
                                    --------   -------- ---------- ----------
     Total Costs & Expenses          404,399    339,070  1,227,659  1,142,954
                                    --------   -------- ---------- ----------

Income (Loss) Before Income
   Taxes                             101,049    169,519    299,900    377,565

Income Tax Expense                    40,355     61,340    119,780    150,800
                                    --------   -------- ---------- ----------

Net Income, (Loss)                  $ 60,694   $108,179  $ 180,120  $ 226,765
                                    ========   ========  =========  =========

Weighted Average Number of
   Shares Outstanding                290,547    293,081    291,110    294,564

Net Income (Loss) Per Share           $0.21      $0.37       $0.62      $0.77
                                      ======     ======      =====      =====
                                     2

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                               9 Months   9 Months  12 Months
                                                  Ended      Ended      Ended
                                                6/30/01    6/30/00    9/30/00
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                        $  180,120 $  226,765 $  200,056
   Adjustments to Reconcile Net
   Income to Net Cash Provided
    by Operating Activities:
   Depreciation                                 158,963    158,965    211,115
   Amortization                                  40,680     40,680     54,772
   Decrease, (Increase) In:
    Patent and Patent
    Application Costs                            (5,261)    (7,716)    (9,962)
    Accounts Receivable                           -0-         -0-          (3)
    Real Estate Brokers
    Commissions                                   -0-        -0-        -0-
   Increase, (Decrease) In:
    Accounts Payable and
    Accrued Expenses                           (132,930)   (64,945)    54,876
    Other                                       (15,578)    (2,514)   (16,110)
                                                -------     ------    -------
Total Adjustments                                45,874    124,468    294,688
                                            -----------  --------- ----------
Net Cash Provided (Used) by
   Operating Activities                         225,994    351,233    494,744
                                            ----------- ---------- ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                         (27,224)       315      -0-
   Sale of Short Term Investments               750,000      -0-        -0-
   Purchase of Short Term
    Investments                                    -0-       -0-     (738,517)
                                              --------- ----------   --------
Net Cash Flows from Investing
   Activities                                   722,776        315   (738,517)
                                            -----------  ---------   --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
    Mortgage                                   (258,055)  (236,496)  (318,830)
   Purchase of Treasury Stock                   (30,468)   (76,435)   (78,116)
   Other                                           -0-        -0-       -0-
                                              ---------  --------- ----------
Net Cash Flows Provided (Used)
   by Financing Activities                     (288,523)  (312,931)  (396,946)
                                               --------   --------   --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         660,247     38,302   (640,719)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          250,400    891,119    891,119
                                             ----------  --------- ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $   901,647  $ 929,421  $ 250,400
                                            ===========  =========  =========
                                     3

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

June 30, 2001



   In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 2001 and 2000 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 2001 and 2000.
   For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
   The results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for a full year.
                                4

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2001

(1) Material Changes in Financial Condition
   During the three months ended June 30, 2001, the Registrant's financial condition again indicated moderate improvement. Working Capital at improved to $430,414.00 as compared to $412,338.00 at March 31, 2001 and $395,195.00 at September 30, 2000.
   The Registrant's rental properties continue to generate cash flows sufficient to provide funding for the Registrant's develoment efforts together with its real estate operations. The rental properties' costs are anticipated to increase commensurate with the rates of inflation projected for the Bergen County, New Jersey area during the next twelve months, the area where the Registrant's properties are located. The Registrant expects no materially adverse effect upon its financial condition resulting from such increased costs.
   The Registrant will continue funding of the surgical staple project at levels equal to the current year's funding for the balance of the fiscal year begun October 1, 2000.
                                5

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2001
Costs associated with this project amounted to $44,055.00 and $139,262.00 for the three months and nine months ended June 30, 2001.
   Additional testing is required in order to verify results obtained from the earlier series of tests and to evaluate the Registrant's position with regard to funding beyond 2001. (Reference is made to Form 10K, Item 7 for the years ended
      September 30, 2000 and 1999.)

(2) Material Changes in the Results of Operations
   The Registrant's net income for the three months and nine months ended June 30, 2001 was $60,694.00 and $180,120.00, respectively. The results of operations indicate decreases in after-tax profit of $47,485.00 and $46,645.00 when compared to the same periods one year ago, resulting from increases in administrative costs incidental and necessary to the Registrant's real estate and surgical staple development activities.
   The Registrant expects to continue funding the surgical

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition
and Results of Operations
June 30, 2001
staple project through the first quarter of fiscal year 2001 and such funding is expected to approximate $200,000.00 through that period.
   Further, the Registrant provided funding in the amount of $170,551.00 to its defined benefit plan during the nine months ended June 30, 2001. These costs are recorded to administrative costs and are included in the Consensed Statement of Income for the period covered by this report.
   The Registrant does not anticipate any materially adverse
effect upon its results of operation resulting from funding of these activities.
                                7

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         June 30, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001

                                                    Holobeam, Inc.
                                             Registrant

                                            William M. Hackett
                                                William M. Hackett
                                            Treasurer and Director
                                8

                         Exhibit A

                         HOLOBEAM, INC.
            Computation of Earnings Per Common Share
                            Form 10Q
                         June 30, 2001



                                                          Nine Months Ended
                                                               June 30
                                                  2001         2000
PRIMARY
   Net Income (Loss)                              $180,120    $226,765
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                        291,110     294,564

Primary Earnings Per Share                           $0.62       $0.77