Form 10-K
period 2001-09-30
HOLOBEAM INC
filed 2001-12-28
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 2001, Commission file number 03385

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


                         (Title of Class)


                         (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x     No
          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $3,921,912.00 at December 10, 2001.
          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 290,512 Common Shares at December 10,2001.

               DOCUMENTS INCORPORATED BY REFERENCE.
     1.   Annual Report Form 10K for the year ended September 30, 1994.
     2.   Financial Statements for the year ended September 30, 1995.
     3.   Financial Statements for the years ended September 30, 1990 and 1989.
     4.   Annual Report Form 10K for the years ended September 30, 1996 and
          1997.
     5.   Holobeam, Inc. Defined Benefit Plan.
     6.   Financial Statements for the years ended September 30, 1998 and
          1999.
     7.   Financial Statements for the years ended September 30, 2000 and
          1999.

                        PART I
Item 1.  Business
     (a) In General. The Registrant was organized in October, 1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate and in developing surgical staples and the technology used to apply the staples.
     b) Industry Segments. For financial information in regard to Industry Segments, reference is made to Note 12 to the Financial Statements for the years ended September 30, 2001, 2000 and 1999.
     (c)  Description of Business.
          (i)  Principal Activities and
          (ii) Status of products and Real Estate Properties.
                         Medical Staples
     The Registrant is continuing its efforts in the area of medical staples for use in internal surgery. Several United States Patents and foreign patents have been received covering a novel staple. The has been produced and animal testing took place during 1999 and 2000. The Registrant presently intends to continue the project.
     A significant investment would be required if the Registrant were to pursue this area of business independently. The Registrant may seek a relationship of some sort with a firm active in the medical equipment area. However, no decision as to such a relationship has been made at this time.
          Real Estate Development and Rental Activities
     The Registrant has rented two buildings it owns located at A&S Drive, Paramus, New Jersey: one to The Sports Authority, Inc. and the other to
Comp USA, both for retail purposes.
          (iii)      Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities have been acquired through commercial businesses engaged in the distribution of such supplies. The materials that the Registrant would require for development of commercial production of medical staples are widely available.
          (iv) Patents.
     The Registrant has filed several patent applications and has several patents issued in connection with medical staples for use in internal surgery. These applications and patents are as follows:

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

16. US Pat. #5,667,527       Staples                09/16/97

17. US Pat. #5,749,896       Staple Overlap         05/12/98

18. Japanese Pat. #2672713        Improved Staples              07/11/97

19. Brazilian Pat. #9405840-7          Improved Staples              09/01/95

20. US Pat. #6,083,242       Improved Staples              07/04/00

21. Australian Pat. #704533       Improved Staples              08/05/99

             (v) Non-seasonal Business.
     The Registrant does not believe that its products are subject to material seasonal changes.
            (vi) Working Capital.
     Not relevant.
           (vii) Customers.
     Not relevant.
          (viii) Backlog.
     Not relevant.
            (ix) Governmental Contracts.  Not relevant.
             (x) Competition.
     It is presently contemplated that Registrant's activities with respect to medical staples, if actual commercial activities are commenced, may be limited to forming some type of business relationship with other firms. The technology is in competition with alternative staples technology. Some suppliers of surgical staplers are well-established and have significant capital resources.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes during the period when the Registrant was seeking suitable tenants for its rental properties.
     The obsolete style of the building owned by the Registrant prior to and during 1991 made the attraction of suitable tenants difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for the adjacent site.
     In December 1991, the necessary change in zoning was approved.  The then
                             5
existing building was rented to The Sports Authority, Inc., a retailer of sporting goods. This building was substantially renovated by The Sports Authority, Inc. and Holobeam reimbursed them for their costs in connection with this renovation.
     During 1994, a 30,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased to The Sports Authority, Inc. for use as a Computer City retail store. Tandy Corp., parent corporation of Computer City, commenced paying rent in October 1994. Holobeam reimbursed Tandy Corporation $1,189,675 as an allowance for costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained. During 1998, Computer City Retail Stores were acquired by Comp USA. Tandy Corp. remains on the lease as guarantor.
            (xi) Research and Development.
     The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 2001, 2000 and 1999, the Registrant expended $183,089.00, $192,085.00 and
$194,364.00, respectively, in connection with the furtherance of this activity. Such costs have been currently expensed and consist principally of materials, supplies and costs associated with design and development.
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     The Registrant's activities with regard to medical staple technology, at present, are limited to engineering, development and animal testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.

     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.
          (xiii) Employees.
     At September 30, 2001 the Registrant employed three persons as compared to three persons at September 30, 2000 and three persons at September 30, 1999.
     (d) Financial Information About Foreign and Domestic Operations and Export Sales.
     The Registrant is not engaged in foreign operations and does not export to foreign countries.
Item 2.  Properties
     The Registrant's headquarters and principal facilities are located at 217 First Street, Ho-Ho-Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space. The Registrant owns two office buildings, one of 62,000 square feet and another of 30,000 square feet located at 50 A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982. (Reference is made to Notes 4, 8, 9 and 10 to the Financial Statements for the fiscal year ended September 30, 1995, 1991, 1990 and 1989.)
     Pertinent information concerning the Registrant's properties is as fol-

lows.  (Reference is made to Schedule XI of the Registrant's Financial state-

ments for the years ended September 30, 1997 and 1996.)

                                   Building            Building
                               Paramus, NJ              Paramus, NJ

Year Acquired                      1971                1994

Gross Square Footage               62,000              30,000

Percent Leased at 09/30/01         100%                100%

Acquisition Cost                   $  718,881               $2,592,513 (2)

Capital Improvements Since
      Acquisition                   $3,649,850  (1)               -0-

Total Investment                   $4,587,133  (3)          $2,826,843 (4)

Mortgage Balance                   $5,305,151                    $ -0-

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

     In addition, the Registrant expended $964,505 through September 30, 1994 for site plan approval and changes, and toward construction of a building on the site. No depreciation or amortization was recorded until the building and site were put into service. During October 1994, construction was completed by Tandy Corporation of a retail building on the Registrant's site. The building is now being used for a CompUSA retail store. (Reference is made to Note 13 to the Registrant's 1994 Financial Statements and to Item 1, Part X of the 1994 Form 10K.)
     The zoning change approval allowed for retail use of the property and significantly enhanced the opportunities for attracting a suitable tenants for the site.
     When purchased, the site adjacent to the building owned by the Regis-

trant, required site engineering and costs to acquire site plan approval for a building from the appropriate governmental regulatory authorities.
     In addition, the Registrant expended funds during its efforts to change the zoning of the property from office use to retail use. This change in zoning allowed the Registrant to seek tenants engaged in retail operations and resulted in the October 1994 tenancy of Computer City. (Reference is made to
Note 12 of the Financial Statements for the year ended September 30, 1997.) The Registrant was not able to lease the property since the original site plan allowing office use was not approved for retail use until the Computer City occupancy of October 1994. The market for office space had seen significant decline during 1990, 1991, 1992, 1993 and 1994.
     The occupancy rate for the building owned by the Registrant and under lease to The Sports Authority Inc. for the past five (5) years is as follows:
                                                            2001      100%
                                                            2000      100%
                                                            1999      100%
                                                            1998      100%
                                                            1997      100%
     The building owned by the Registrant and under lease to Tandy Corp. (now occupied by CompUSA) has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made in 1996, 1997, 1998, 1999, 2000 or 2001.
                                        1994      1993      1992

Zoning Changes and Site Plan Approvals:
  Legal Fees                         $ 2,859   $ 10,093  $ 15,840
  Governmental Fees                   11,827     55,811    19,990
  Engineering                         11,049     39,171    57,954
  Paramus Park                         -0-        -0-     200,000
                                     -------    -------   -------
            Total Related Costs      $25,735   $105,075  $293,784
                                     =======    =======   =======
     The payment of $200,000 during 1992 to Paramus Park was a one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in connection with professional services rendered to obtain governmental approvals.
     No payments to affiliated parties were made in connection with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval. Any payments to affiliated parties are unrelated to the cost of such activities and are detailed and disclosed in
Item 11 (d) of this report.
     During 1998, Computer City, Inc. retail stores were acquired by CompUSA, Inc., another retailer of computers, computer accessories and software. The Registrant accepted assignment of the Computer City lease by CompUSA and Tandy Corporation remains on the lease as the guarantor.
Item 3.  Legal Proceedings.
     There are no legal proceedings of a material nature to which the Registrant is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission to Matters to a Vote of Security Holders.
     None.
                               10

                                    PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price listed (Source: S&P Comstock) on December 10, 2001 was $14.00 per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 10, 2001 was 516.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 2001, 2000 or 1999 fiscal years. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
     (d)  Changes in Securities.
     (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
     The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows:(Source: S&P Comstock)

                                  2001                        2000
                         high            low            high          low

Quarter Ended Dec. 31   15.00          14.50          16.00          16.00

Quarter Ended Mar. 31         15.00          14.50          16.00          16.00

Quarter Ended June 30         15.00          14.00          16.00          16.00

Quarter Ended Sept. 30        14.00          13.50          16.00          16.00

     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transac-

tions.
Item 6.  Selected Financial Data.
     Financial information for the five-year period commencing October 1, 1996 and ending September 30, 2001 is presented below.

                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,

RESTATED FOR PRIOR PERIOD ADJUSTMENT
                       2001          2000            1999          1998           1997
Gross Income        $2,109,020     $2,109,860     $2,053,703     $2,053,520     $2,053,703
Net Income (Loss)      168,830        220,147        273,953        243,682        428,798
Weighted Average
   Number of
   Common Shares
   Outstanding         290,960        294,013        298,101        304,237        310,426
Earnings Per
   Share (Loss)           0.58           0.75           0.92           0.80           1.38
  Total Assets        7,931,825     8,143,623      8,252,151      8,216,004      8,385,603
Long-Term Debt        4,925,540     5,305,149      5,653,044      5,984,002      6,310,060
Shareholders'
    Equity            1,906,433     1,767,071      1,628,040      1,433,089      1,245,781
Gross Rental
    Income            2,053,703     2,053,703      2,053,703      2,053,520      2,053,703
Net Rental
   Income             1,794,699     1,790,823      1,795,908      1,795,014      1,786,204


It should be noted that years ended 2000, 1999, 1998 and 1997 have been restated with reference to financial statement footnote #16.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.
     (1)  Liquidity.
              The Registrant's operations for the year ended September 30,
          2001 resulted in approximately $342,100.00 in cash flows which compares to $495,000.00 for the year ended September 30, 2000. Although cash flows have declined, the Registrant anticipates that revenues from its real estate rental activities will be sufficient to sustain operations for the balance of the terms of the
          operating leases.  (Reference is made to Note 3 of the
          accompanying financial statements for the years ended September
          30, 2001 and 2000.)
                         Minimum future rental revenues associated with the Registrant's operating leases approximate $22,144.600.00 and are expected to provide the revenues and cash flows capable of funding the Registrant's operations through 2009 and 2012 when the leases expire. Such revenues may continue beyond 2009 and 2012 as there are renewal options contained in the leases.
              Working Capital at September 30, 2001 was $358,268.00 which represented a decrease of $36,927.00 when compared to Working
          Capital at September 30, 2000. In the opinion of the Registrant, current revenues are expected to provide sufficient cash flows to fund the Registrant's activities during the terms of the operating leases.
     (2)  Capital Resources
              The Registrant does not expect future capital requirements in connection with its properties other than those that are routine and incidental to its real estate rental operations. The Registrant's properties, located at 50 A&S Drive, Paramus, New
          Jersey do not presently require new construction or refurbishment in order to
                                    13
          sustain real estate rental operations and no renovations are planned at this time. Operating expenses for real estate taxes and maintenance are the responsibility of the respective tenants and cost increases will not adversely affect the Registrant's operations.
              Insurance costs, although expected to increase, will not have any materially adverse effect upon the Registrant's financial position.
                         The Registrant also intends to fund a final series of experiments in connection with the development of the medical staples project to determine if the product has commercial value.
          If feasibility cannot be demonstrated, the project will be discontinued. (Reference is made to Annual Report 10K, Item 7 for the years ended September 30, 1998, 1999 and 2000.) The
          Registrant expects to provide funding for the experiments during 2002 for approximately $300,000.00 and such funds will be provided by cash flows from the Registrant's real estate rental operations as no revenues are anticipated from the medical staples technology.
                         The Registrant also funded contributions to its defined benefit pension plan in the amount of $341,102.00 for the year ended September 30, 2001 and such funding was charged to operations. The Registrant's funding policy is to make annual contributions in amounts sufficient to fully provide for all eligible employees benefits by the time they retire. At present, continued funding is not expected to have any adverse effect upon the Registrant's financial condition. (Reference is made to Note
          15 to the Registrant's Financial Statements for the years ended September 30, 2000, 1999 and 1998.)

     (3)  Results of Operations.
                                            14

               (a) The Registrant's after-tax earnings for the year ended September 30, 2001 were $168,830.00 as compared to $220,147.00 for the year ended September 30, 2000. Earnings per share were $0.58 and $0.75 respectively. Revenues decreased $4,840.00 to $2,105,020.00 while general expenses increased $129,235.00. Cost increases were partially offset by a $29,276.00 decrease in interest expense associated with the Mortgage on the rental property owned by the Registrant. During 2001 the Registrant adopted FASB 13, accounting for leases. The effect of FASB 13 is to apportion escalation revenues contained in the operating leases in equal annual adjustments over the terms of the leases. The Registrant's Statements of Operations for the years ended September 30, 2000, 1999 and 1998 have been restated to reflect this change.
     (Reference is made to Note 16 to the accompanying financial statements for the years ended September 30, 2000 and 1999.)
               The Registrant's properties at 50 A&S Drive, Paramus, New Jersey have had occupancy rates of 100% during 2001 and the rates are expected to continue at 100% until 2009 when the Comp USA lease expires. Rental expenses were $259,004.00 for 2001 and are expected to increase at or below the current inflation rate for the geographic area in which the Registrant has its real estate rental activities. The Registrant anticipates no material effect upon its financial condition as a result of such increases.
          The Registrant continued to fund the medical staple project during 2001. Expenses associated with the engineering, research and development of the project totaled $183,089.00 for the year as compared to $92,085.00 for 2000.
               During 2002, the Registrant expects to continue funding of the medical staple project and to conduct a final series of tests to determine the economic feasibility for the staple. If results do not indicate favorable economic potential, funding will be discontinued after 2002.

               (b) During 2000, the Registrant recognized after-tax earnings of $220,147.00 as compared to $273,953.00 for the fiscal year ended
     September 30, 1999. The results of operations reflect performance consistent with prior years and results from increased revenues associated with the Registrant's real estate rental activities and proportionate reduction in related expenses. When compared to 1999, revenues increased $21,612.00 while interest expense associated with the Registrant's mortgage decreased $26,837.00 to $513,106.00. The favorable effect of interest reduction and increased revenues was partially offset by increased income tax and general expenses.
               Funding of the Registrant's surgical staple project continued during 2000 with expenditures amounting to $192,085.00 as compared to $194,364.00 in 1999. Efforts are proceeding to continue initial testing during 2001 and the Registrant intends to fund the project with resources generated from its operating activities. Such funding is anticipated to approximate $300,000.00 during 2001.
               The Registrant's occupancy rates for the real estate rental properties was 100@ during 2000 and it is anticipated to remain at 100% during 2001 which should result in comparable favorable performance to 2001. Rental expenses, which approximated $262,900.00 in 2000 are expected to increase approximately 5% and are not expected to have any materially adverse effect upon the Registrant's financial condition.
               The Registrant's defined benefit pension plan was funded in the amount of $330,122.00 during the fiscal year ended September 30, 2000 as compared to $311,388.00 for 1999. The Registrant anticipates continued funding of plan requirements with the cash flows presently generated by its operations. Funding of the plan is not expected to have any material adverse effect upon its financial condition.
               (c) During 1999, the Registrant recorded after-tax income of $275,953.00 as compared to $166,891.00 for the year ended September 30, 1998. The results of operations reflect improved performance as a result of decreased interest expense associated with the Registrant's mortgage on the rental properties and in reduced expenditures in connection with the Registrant's medical staples project. When compared to 1998 costs, interest expense decreased $24,582.00 and Research and Development decreased $30,677.00. Gains associated with decreased expenses were partially offset by increased income tax expense.
               During 1999, the Registrant funded the research and development activities associated with the medical staple project in the amount of $194,364.00 which represents a reduction of $30,677.00 when compared to expenditures for 1998. The Registrant expects to continue funding this project with the cash flows associated with its real estate rental activities during 2000. When definitive testing results can be obtained, the Registrant will determine if funding should continue into fiscal year 2001. The Registrant expects to fund the project during 2000 for testing, development and patent activities in the amount of approximately $300,000.00.
               Funding of the Registrant's defined benefit plan during the year ended September 30, 1999 was $311,388.00 as compared to $307,773.00 for 1998. The Registrant expects to continue funding the plan on an annual basis. The expenses associated with annual funding of the plan are not expected to have a materially adverse effect upon the Registrant's financial condition. (Reference is made to Exhibit entitled "Defined Benefit Plan" filed with Quarterly Report Form 10Q for the Quarter ended June 30, 1998 and filed on August 8, 1998.)

     (4)  Other Matters
          The Registrant was able to positively resolve the potential impact of the Year 2000 on the processing of data-sensitive information by the Registrant's computerized information system. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Registrant's programs that have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000, which may have caused miscalculations or systems failures. The costs of addressing this issue did not have a material adverse impact on the Registrant's financial position, results of operations or cash flows. The Registrant devoted the necessary resources and resolved all significant Year 2000 issues.

Item 8.  Financial Statements and Supplemental Data.
     Financial statements, supplementary financial information and Accoun-

tant's Report are filed with this report.  (See Financial Statements and re-

ports thereon of R.A. Fredericks and Company for 2000 and 2001.)

Item 9.  Disagreements on Accounting and Financial Disclosure.
     None.

                     PART III
Item 10.  Directors and Executive Officers of the Registrant.
     (a) The following Table identifies each Director of the Registrant and indicates his position with the Registrant, the duration of his term as Direc-

tor and the date when he was first elected.
                                                      Date First
Name and Age        Title                    Term       Elected

Melvin S. Cook Chairman of the Board         2002 Annual         1968
Age 70         President of Registrant       Meeting

William M. Hackett Treasurer of Registrant   2003 Annual         1984
Age 58                                          Meeting

Beverly Cook   Office Manager and       2004 Annual         1995
Age 65         Secretary of Registrant       Meeting

     (b) The following Table represents the name and age of each officer of the Registrant, the positions and offices held by each, the term of each office and the period which each has served in the indicated office.

                                                          Date First
Name and Age        Title                    Term           Elected

Melvin S. Cook      Chairman of the Board    Annual    1968
Age 70

William M. Hackett  Treasurer of Registrant  Annual    1975
Age 58

Beverly Cook        Secretary of Registrant  Annual    1997
Age 65
     (1) Each officer has been selected to serve until the next Annual Meeting of the Board of Directors or until his respective successor shall be elected and shall quality.
          (c)  There are no significant employees other than those identi-

fied in (a) and (b) above.
          (d) The following Table summarizes the business experience and principal occupation during the last five years of each person who serves as a director of executive officer of the Registrant, as well as any other directorship held by persons serving as directors of the Registrant.
                                                          Other
Name                Business Experience/Occupation          Directorship

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

          (f)  Not applicable.
Item 11.  Management Compensation.
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 2001 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000.00, and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.

                                          HOLOBEAM, INC.
                                             Form 10K
                                    Summary Compensation Table
                                        September 30, 2001

                                                    Long Term Compensation

Name and            Annual Compensation           Awards                                Payouts      All Other
Principal Position  Year  Salary  Bonus    Other   Restricted Stock    SUO/SARS       LTIP
Payouts   Compensation
Melvin S. Cook      2001 $400,000  -0-      -0-            -0-           -0-                 -0-       -0-
President and CEO   2000  306,250  -0-      -0-            -0-           -0-                 -0-       -0-
and Director        1999  250,000  -0-      -0-            -0-           -0-                 -0-       -0-

William M. Hackett  2001   25,000  -0-      -0-            -0-           -0-                 -0-       -0-
Treasurer and       2000   23,138  -0-      -0-            -0-           -0-                 -0-       -0-
Director            1999   17,550  -0-      -0-            -0-           -0-                 -0-       -0-

Beverly Cook        2001   99,999  -0-      -0-            -0-           -0-                 -0-       -0-
                    2000   93,750  -0-      -0-            -0-           -0-                 -0-       -0-
                    1999   75,000  -0-      -0-            -0-           -0-                 -0-       -0-

All Officers and    2001 $524,999  -0-      -0-            -0-           -0-                 -0-       -0-
 Directors as a     2000  423,138  -0-      -0-            -0-           -0-                 -0-       -0-
     Group          1999  342,550  -0-      -0-            -0-           -0-                 -0-       -0-

Item 11 (cont'd.)
     The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant.
     (b) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 2001, 2000 and 1999.
     (c) The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000.00 as well as all officers and directors as a group since October 1, 2000.
                                   All Directors and Officers as a Group
Options Granted                                      0
Options Exercised                                    0
Unexercised Options Held at 9/30/01                       0
     (d) The following Table sets forth information about the Company's defined benefit pension plan benefits:
                       Pension Plan Table
                                    Years of Service

                      Remuneration       36

                          60,000        60,000

                         160,000        107,112

                         200,000        107,112

     Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Registrant. For Melvin Cook and Beverly Cook, the amounts equaled $107,112 and $60,000, respectively, as of September 30, 2001. Melvin Cook and Beverly Cook will be credited at normal retirement date with 36 years service each under the Pension Plan as of September 30, 2001. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for Social Security or any other amounts.

                       PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 10, 2001 is as follows:
Title of Class      Name & Address      Amount Owned   % of Class

Common Stock, Par        Melvin S. Cook        123,497         42.5%
Value $0.10 Per Share    217 First Street
                    Ho-Ho-Kus, NJ 07423

Common Stock, Par        Beverly Cook           95,000         32.7%
Value $0.10 Per Share    217 First Street
                    Ho-Ho-Kus, NJ 07423

     (b) The stockholding of Officers and Directors as a group as of December 1, 1999 are as follows:
Title of Class           Amount Beneficially Owned          % of Class

Common Stock, Par Value                218,497                      75.2%
$0.10 Per Share

     (c) There are no contractual arrangements that might result in a change of control of Registrant.
Item 13.  Certain Relationships and Related Transactions - Not Applicable
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K
     (a) Index to Financial Statement filed as part of the Annual Report and attached.
     (b)  Reports on Form 8K.
     (c) Lease with The Sports Authority, Inc. filed as part of the 1993 Annual Report Form 10K-A.
     (d)  Financial Statement Schedules.
     (e)  Lease with Tandy Corp. filed as part of the 1995 Annual Report Form
10K.
     The following is a list of Financial Statement Schedules filed as part of this Annual Report on Form 10K. All other schedules omitted herein are so omitted because either (1) they are not applicable, or (2) they required infor-mation is shown in the Financial Statements.
          Schedules

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

Supplemental Information
     No annual report or proxy material has been sent to security holders. Such annual report and proxy material are to be furnished to security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders

                          HOLOBEAM, INC.
                             Form 10K
                        September 30, 2001

                            Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant     Holobeam, Inc.

By   William M. Hackett

Date December 24, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.


By:  Melvin S. Cook
     Melvin S. Cook
     President and Chairman of the Board

Date:     December 24, 2001



By:  William M. Hackett
     William M. Hackett
     Director and Treasurer

Date:     December 24, 2001



By:  Beverly Cook
     Beverly Cook
     Director

Date:     December 24, 2001

                                        December 24,2001



US Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:  Holobeam, Inc., File No. 03385

Dear Sir or Madam:

     Enclosed you will find one (1) paper format copy of Holobeam, Inc. Annual Report, Form 10K for the year ended September 30, 2001 which has been previously filed/transmitted via the EDGAR system.

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










                                        December 31, 2001



U.S. Securities and Exchange Commission
Mellon Bank - Account 910-8739
Box 360055M
Pittsburgh, PA 15251

Dear Sir or Madam:

     Enclosed you will find our Check No. 1136 which has been issued for payment of the Annual Report Form 10K filing fee. Our file number is 0-3385.

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

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED
                SEPTEMBER 30, 2001, 2000 AND 1999































                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS
                     MANAGEMENT CONSULTANTS

HOLOBEAM, INC.




                 INDEX TO FINANCIAL STATEMENTS


                                                                  PAGE
INDEPENDENT ACCOUNTANTS' REPORT                                    F-1

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                 F-2-3

  STATEMENTS OF OPERATIONS                                         F-4

  STATEMENTS OF SHAREHOLDERS' EQUITY                               F-5

  STATEMENTS OF CASH FLOWS                                         F-6

  NOTES TO FINANCIAL STATEMENTS                                 F-7-22

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 2001,
 2000 AND 1999

     V    PROPERTY AND EQUIPMENT                                       F-23

     VI   ACCUMULATED DEPRECIATION AND AMORTIZATION
           PROPERTY AND EQUIPMENT                                      F-24

     X    SUPPLEMENTARY INCOME STATEMENT INFORMATION                   F-25

     XI   REAL ESTATE AND ACCUMULATED DEPRECIATION                     F-26

     XII  MORTGAGE LOANS ON REAL ESTATE                                F-27

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

                                 R.A. FREDERICKS & COMPANY, LLP

                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Robert J. Rosenberg, CPA
Eric Frank Zach, CPA
John Plesniarski, CPA


                 INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 2001 and 2000 and the related statements of operations, shareholders' equity and statements of cash flows for the years ended September 30, 2001, 2000, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001, 2000, 1999, in conformity with accounting principles generally accepted in the United States of America. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.





                                          R.A. FREDERICKS & COMPANY, LLP


Montville, New Jersey
December 7, 2001

                              F-1

  170 Changebridge Road  Unit B-4, Montville, New Jersey 07045
    Tel: (973) 575-6200 Tel: (212) 544-2204 Fax: (973) 575-5444

Members of the SEC Practice Section of the AICPA Division for CPA Firms.

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000




                              ASSETS
                                                                (Restated)
                                                        2001      2000

CURRENT ASSETS
     Cash (including cash equivalents of $896,486
      in 2001 and $203,598 in 2000)                $   924,463 $   250,400
     Short-term Investments                                  -     738,517
     Accrued Interest                                        -         713
     Accounts Receivable                                    46          31
     Prepaid Income Taxes                               45,000           -
     Prepaid Expenses                                   27,259      27,979
									--------	--------

TOTAL CURRENT ASSETS                                   996,768   1,017,640
									--------	--------

PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                            452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
									--------	--------

     TOTAL                                           7,414,016   7,414,016

     Machinery and Equipment                            63,052      66,939
     Furniture and Fixtures                             24,910      20,633
									--------	--------

     TOTAL                                           7,501,978   7,501,588

Less: Accumulated Depreciation and Amortization      2,170,484   1,992,387
									--------	--------

PROPERTY AND EQUIPMENT-NET                           5,331,494   5,509,201
									--------	--------

OTHER ASSETS
     Patents and Patent Application Cost, net of
     accumulated amortization of $245,042 in 2001
      and $231,513 in 2000                              60,953      66,549
     Deferred Charges                                  386,730     427,839
     Unbilled Rents Receivable                       1,155,880   1,122,394
									--------	--------

TOTAL OTHER ASSETS                                   1,603,563   1,616,782
									--------	--------

TOTAL ASSETS                                       $ 7,931,825 $ 8,143,623
									========	========



The accompanying notes are an integral part of the financial statements.
                               F-2

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000




               LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                 (Restated)
                                                       2001         2000
CURRENT LIABILITIES
     Mortgage Payable-Current Portion             $    379,611 $   347,897
     Accounts Payable                                   24,894      29,303
     Income Taxes Payable                                    -      55,600
     Other Accrued Expenses                             37,014      33,949
     Accrued Pension                                   158,271     114,448
     Accrued Interest Payable                           38,710      41,248
									--------	--------

TOTAL CURRENT LIABILITIES                              638,500     622,445
									--------	--------

LONG-TERM DEBT
     Mortgage Payable (Net of Current Portion)       4,925,540   5,305,149
									--------	--------
TOTAL LONG-TERM DEBT                                 4,925,540   5,305,149
									--------	--------

OTHER LONG-TERM LIABILITIES
     Deferred Income Taxes                             462,352     448,958
									--------	--------

TOTAL LONG-TERM LIABILITIES                          5,387,892   5,754,107
									--------	--------

TOTAL LIABILITIES                                    6,026,392   6,376,552
									--------	--------

SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized 2,000,000 Shares, Issued
       305,598                                          30,559      30,559
     Additional Paid in Capital                      9,825,498   9,825,498
     Accumulated Deficit                            (7,708,183) (7,877,013)
									--------	--------

TOTAL                                                2,147,874   1,979,044

     Less: Cost of Shares in Treasury (15,086
      in 2001 and 13,251 in 2000)                    (242,441)    (211,973)
									--------	---------

TOTAL SHAREHOLDERS' EQUITY                           1,905,433   1,767,071
									--------	--------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 7,931,825  $8,143,623
									========	========




The accompanying notes are an integral part of the financial statements
                              F-3


HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                 (Restated)          (Restated)
                                               2001                 2000                1999

REVENUES
     Rental Income                         $ 2,053,703          $2,053,703          $2,053,703
     Interest Income                            47,354              44,024              34,545
     Gain on sale of fixed assets                3,963              12,133                   -
     Other                                          -                    -                   -
							------------	    ----------		----------

TOTAL                                        2,105,020           2,109,860           2,088,248
							------------	    ----------		----------

COSTS AND EXPENSES

     Rental Expense                            259,004             262,880             257,795
     General Expense                           879,812             750,577             637,167
     Interest Expense                          483,830             513,106             539,943
     Research and Development                  183,089             192,085             194,364
							------------	    ----------		----------

TOTAL                                        1,805,735           1,718,648           1,629,269
							------------	    ----------		----------

INCOME BEFORE INCOME TAXES                     299,285             391,212             458,979

INCOME TAX EXPENSE                             130,455             171,065             185,026
							------------	    ----------		----------

NET INCOME                                   $ 168,830           $ 220,147          $  273,953
							============	    ==========		==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   290,960             294,013             298,101
							------------	    ----------		----------

EARNINGS PER SHARE                     $           .58         $       .75         $       .92
							============		========		==========













The accompanying notes are an integral part of the financial statements.
                               F-4


HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                            Additional
                                        Common Stock         Paid-In    Accumulated    Treasury Stock
                                     Shares       Amount     Capital      Deficit    Shares       Amount
BALANCE, SEPTEMBER 30, 1998
  AS PREVIOUSLY REPORTED             305,598     $30,559    $9,825,498  $(8,947,666)   3,395      $51,855

     Prior Period adjustment                                                576,553
                                     -------      ------     ---------    ---------    -----       ------

BALANCE, SEPTEMBER 30, 1998
   AS ADJUSTED                       305,598      30,559     9,825,498   (8,371,113)   3,395       51,855

     Net Income (Restated)                                                  273,953

     Purchase of Treasury Stock                                                        5,297       82,002
                                     -------      ------     ---------    ---------    -----       ------

BALANCE, SEPTEMBER 30, 1999          305,598      30,559     9,825,498   (8,097,160)   8,692      133,857

     Net Income (Restated)                                                  220,147

     Purchase of Treasury Stock                                                        4,559       78,116
                                     -------      ------     ---------    ---------    -----       ------

BALANCE, SEPTEMBER 30, 2000          305,598      30,559     9,825,498   (7,877,013)  13,251      211,973

     Net Income                                                             168,830

     Purchase of Treasury Stock                                                        1,835       30,468
                                     -------      ------     ---------    ---------    -----       ------

BALANCE, SEPTEMBER 30, 2001          305,598    $ 30,559   $ 9,825,498  $(7,708,183)  15,086      $242,441
                                     =======      ======     =========    =========    =====       =======

         The accompanying notes are an integral part of the financial statements.
                                            F-5


HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                         (Restated) (Restated)
                                                  2001      2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $168,830  $220,147  $ 273,953
                                                --------   -------   --------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                 209,890   211,115    211,865
    Amortization                                  54,638    54,772     54,958
    Patent and Patent Application Costs           (7,933)   (9,962)    (8,075)
    Gain on sale of fixed assets                  (3,963)        -          -

Increase (Decrease) in:
    Accounts Payable and Accrued Expenses        (15,659)   54,876    119,052
    Real Estate Brokers Commissions                    -         -    (33,862)
    Deferred Income Taxes                         13,394    13,395     51,194

Decrease (Increase) in:
    Unbilled rents receivable                    (33,486)  (33,486)  (127,986)
    Accounts and Other Receivables                   (15)       (3)        28
    Interest Receivable                              713     1,159      3,951
    Prepaid Expenses                                 720   (17,269)         -
    Prepaid Income Taxes                         (45,000)        -     (2,618)
                                                --------   -------   --------

Total Adjustments                                173,299   274,597    268,451
                                                --------   -------   --------

Net Cash Provided by Operating Activities        342,129   494,744    542,404
                                                --------   -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments                     -  (738,517)         -
Capital Expenditures                             (39,320)        -          -
Sale of Short-Term Investments                   738,517         -    421,282
Sale of Capital Assets                            11,100         -          -
                                                --------   -------   --------

Net Cash Provided (Used) by
     Investing Activities                        710,297  (738,517)   421,282
                                                --------   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage            (347,895) (318,830)  (292,188)
Purchase of Treasury Stock                       (30,468)  (78,116)   (82,002)
                                                --------   -------   --------

Net Cash Used by Financing Activities           (378,363) (396,946)  (374,190)
                                                --------   -------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS        674,063   640,719    589,496

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                     250,400   891,119    301,623
                                                --------   -------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 924,463 $ 250,400 $ 891,119
                                                ========   =======   ========

SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                  $ 486,368 $ 515,433  $ 542,075

Income Taxes Paid                              $ 217,660 $ 118,890  $ 115,072


The accompanying notes are an integral part of the financial statements.
                                    F-6

 HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Nature of Operations

The Company is engaged in the rental of real property located in New
Jersey for retail use and in development of surgical staples and the technology used to apply the staples for use in internal surgery, nationwide.

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

d.  Common Stock

Each share of common stock is entitled to one vote. No such shares of common stock were reserved at September 30, 2001, 2000, or 1999.

e.  Statement of Cash Flows

For purposes of reporting cash flows, all liquid investments with original maturities of three months or less are considered cash equivalents.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax bases of assets and liabilities. Generally, deferred tax assets are recognized in the current period for the future benefit of net operating loss carry forwards and items for which income has been recognized for financial statement purposes, but will be included in future periods for tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

j.  Revenue Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 2.   INCOME TAXES
                          2001            2000             1999
Current taxes:

Federal               $  89,950        $122,221         $104,229
State                    27,110          35,449           29,603
                       --------         -------         --------
   Total               $117,060        $157,670         $133,832
                       --------         -------         --------

Deferred taxes:

Federal                 11,385           11,385           43,515
State                    2,010            2,010            7,679
                      --------          -------         --------

   Total                13,395           13,395           51,194
                       --------         -------         --------

Provision for
income taxes         $130,455          $171,065         $185,026
                     ========           =======         ========


The deferred tax assets and liabilities recorded on the consolidated balance sheet as of June 30, are as follows:

                         2001            2000             1999

Deferred tax
liabilities:

Federal                $392,994         $381,610         $370,227
State                    69,358           67,348           65,338
                       --------          -------         --------

  Total                $462,352         $448,958         $435,565
                       ========          =======         ========

The sources of deferred income taxes for the years ended June 30, are as follows:

                     2001              2000             1999

Unbilled Rents
Receivable          $1,155,880       $1,122,394       $1,088,908
                      ========         ========        =========

The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                        2001                2000           1999

Federal statutory
income tax rate              34%              34%            34%
State tax provisions,
  net of
  federal benefits            6                6              6
Other                         4                4              0
                       --------          -------       --------


Effective income tax
 expense rate               44%              44%             40%
                      ========           =======       ========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


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

                           2001                 2000                1999

Buildings and building improvements:

Cost                      $ 6,961,244      $6,961,244          $6,961,244
Accumulated depreciation    2,126,482       1,926,523           1,726,564
                           ----------      ----------          ---------

Net buildings and building
improvements              $ 4,834,762      $5,034,721          $5,234,680
                           ==========      ==========          =========


The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

2002         $2,108,447         2007 $2,322,194   2012      $1,373,022
2003          2,116,467         2008  2,331,017
2004          2,116,467         2009  2,331,017
2005          2,225,142         2010  1,497,842
2006          2,225,142         2011  1,497,842
                                                  Total    $22,144,599
								           ===========

Net rental income consists of the following:
                                               (Restated)          (Restated)
                             2001                  2000                 1999

Rental income              $2,053,703             $2,053,703          $2,053,703
Depreciation expense        (199,959)              (199,959)           (199,959)
Other expenses               (59,045)               (62,921)            (57,836)
                            --------              ---------           ---------
Rental income, net       $ 1,794,699             $1,790,823          $1,795,908
                           =========              =========           =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

In 2001, 2000, and 1999, depreciation expense included all depreciation of the rental buildings and building improvements.

a) The Company entered into a triple net lease agreement with The Sports Authority, Inc., Fort Lauderdale, Florida. The term of the lease is twenty (20)years with four (4) options to extend the term for an additional period of five (5) years in each option.

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

The base annual rents under the amended lease were increased as follows:

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

Pursuant to the terms and conditions of the lease, the Company agreed to reimburse Tandy Corporation up to $1,200,000 plus the costs of paving the driveway and parking area and one-half (1/2) the cost of exterior lighting not attached to the building. This construction allowance was amended to $1,189,675 and paid in cash to Tandy Corporation on November 9, 1995.
                                F-11

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

Costs associated with the 30,000 sq. ft. building are as follows:*

Construction allowance paid to Tandy Corporation                     $1,189,675

Costs incurred by the Company for use variance
and site improvement (deferred until put in
service at October 1, 1994)                                             434,821

Construction costs incurred through September 30,
1994 (deferred until put in service at October 1, 1994)                 964,505

Construction costs incurred during 1995                                   3,512
                                                                        -------
Total costs of 30,000 sq. ft. building occupied
by Tandy Corporation.                                               $2,592,513
                                                                     =========

(*)  Does not include costs of improvements incurred by the tenant.

Tandy Corporation sold Computer City, Inc. to CompUSA, Inc. on September 1, 1998, the lease was assigned to CompUSA, Inc. and continues to be guaranteed by Tandy Corporation. On May 18, 2000 Tandy Corporation changed its name to Radioshack Corporation.

On January 23, 2000, CompUSA, Inc. entered into a merger agreement with Grupo Sanborns, S.A. de C.V. and TPC Aquisition Corp., a subsidiary of Grupo Sanborns, S.A. de C.V. The financial information for Grupo Sanborns, S.A. de C.V. is unavailable. The lease continues to be guaranteed by Tandy Corporation.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

The following is a condensed summary of financial information on the above publicly held companies:
                                  Radioshack The Sports
                                Corporation  Authority             K-Mart
                                  12/31/00    2/03/01            1/31/01
                              (In Millions) (In Thousands)   (In Millions)
Current assets                      $ 1,818 $  433,312          $   7,624
                                     ------   --------            -------
Total assets                          2,577    662,547             14,630
                                     ------   --------            -------
Current liabilities                   1,232    273,112              3,799
                                     ------   --------            -------
Total liabilities                     1,596    520,230              7,660
                                     ------   --------            -------
Total stockholders'
 equity                                 880    142,317              6,970
                                     ------   --------            -------
Net sales                             4,795  1,501,592             37,028
                                     ------   --------            -------
Cost of sales                         2,425  1,097,953             29,658
                                     ------   --------            -------
Gross profit                          2,370    403,639              7,370
                                     ------   --------            -------
Income (loss) before
 income taxes
 (continuing)                           594      6,779               (332)
                                     ------   --------            -------
Income tax expense (benefit)            226          -               (134)
                                     ------   --------            -------
Net income (loss)                 $     368  $  25,426         $     (244)
                                     ------   --------            -------

NOTE 4.   RESEARCH AND DEVELOPMENT

Research and development expenses in the amount of $183,089 in 2001, $192,085 in 2000, and $194,364 in 1999, were charged to operations and included in costs and expenses.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 5.   RENT EXPENSE

The Company leases approximately 1,000 square feet of office and laboratory space on an annual basis. Lease payments are $950 per month. Rent expense was $11,400 in 2001, $11,400 in 2000 and $11,400 in 1999.

NOTE 6.   PATENTS

The Company has discontinued efforts relating to solar cells and semi-conductor technology. Work in the field has moved in other directions than that of the Company's technology and there has been a substantial reduction of government support in this technical area. The funding that had been received by laboratories exploring the Company's technology has also terminated.

The Company is continuing its efforts in the area of surgical staple design for use in internal surgery. Several United States Patents have been issued and foreign applications have been filed on a novel staple.
The staple has been produced and it is anticipated that tests will continue during 2001 at a medical center. Research and development costs in the amounts of $183,089, $192,085 and $194,364 have been expended in connection with the surgical staple during 2001, 2000 and 1999, respectively.

NOTE 7.   LONG-TERM DEBT

Long-term debt consists of two loans, one in the amount of $6,000,000 payable in monthly installments of $55,328 including interest at 8.77% until 2011. The second loan in the amount of $1,500,000 is payable in monthly installments of $13,767 including interest at 8.7% until 2011.

Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 8. The expense for the next five (5) years is presented below:

              2002                 $5,126
              2003                  5,126
              2004                  5,126
              2005                  5,126
              2006                  5,126

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 7.   LONG-TERM DEBT (Continued)

The combined balance outstanding for each debt issued at the end of 2001, 2000, and 1999 is as follows:
                                       2001        2000      1999
First Mortgage on
62,000 sq. ft. Building            $5,305,151 $5,653,046 $5,971,876

Less Current Portion                 379,611    347,897    318,832
                                     -------    -------    -------
Long-Term Portion                  $4,925,540 $5,305,149 $5,653,044
                                    =========  =========  =========

The mortgage is secured by the land, building and operating lease agreement with The Sports Authority, Inc. (See Note 3).

The principle payments of long-term debt for the term of the mortgage is as follows:

              2002            $379,611          2007    $587,197
              2003             414,217          2008     640,727
              2004             451,978          2009     699,136
              2005             493,181          2010     762,870
              2006             538,140          2011     338,094

NOTE 8.   DEFERRED CHARGES

The composition of deferred charges and related amortization is as follows:

                                                       Real Estate
                               Mortgage           Brokers Commissions
                  Total          Costs     Sports Authority   Tandy Corp.
Original Cost   $712,160       $102,520           $279,584      $330,056
Accumulated
 Amortization    325,430         44,425            126,979       154,026
                --------        -------            -------      --------
Balance 9/30/01 $386,730       $ 58,095           $152,605      $176,030
                ========        =======            =======      ========

Original Cost   $712,160       $102,520           $279,584      $330,056
Accumulated
 Amortization    284,321         39,299            112,999       132,023
                --------        -------            -------      --------
Balance 9/30/00 $427,839        $63,221           $166,585      $198,033
                ========        =======            =======      ========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS (Continued)

Rental-Engaged in the leasing of real estate the two retail buildings owned by the Company at 50 A&S Drive, Paramus, New Jersey. Approximately 98% of the Company revenues are earned by this segment, all of which is received from two tenants (see Note 11).

The accounting policies of the segments are the same as those described in thesummary of significant accounting policies. The Company evaluates the performance of its operating segments based on income before income taxes. There are no intercompany sales. The Company derives all of its revenue in the United States.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate income and expense items not allocated to reportable segments.

                                             Revenues
                                             (Restated)        (Restated)
                             2001                2000               1999
Business Segments:
 Surgical Staples         $      -   $               -  $                -
 Electro-Optical                 -                   -                   -
 Real Estate Rental      2,053,703           2,053,703           2,053,703
 Other                      51,317              56,157              34,545
                         ---------           ---------           ---------
     Total             $ 2,105,020          $2,109,860          $2,088,248
                         =========           =========           =========

Business Segments:                       Income (Loss)
                                            (Restated)          (Restated)
                            2001                2000                1999
 Surgical Staples    $   (183,089)         $ (192,085)       $   (194,364)
 Electro-Optical                -                   -                   -
 Real Estate Rental     1,794,699           1,790,823           1,795,908
                        ---------           ---------           ---------

     Total              1,611,610           1,598,738          $1,601,544
                        ---------           ---------           ---------
General and Administrative
  Expenses               (879,812)           (750,577)           (637,167)
 Interest Expense        (483,830)           (513,106)           (539,943)
 Other Income              51,317              56,157              34,545
 Income Tax Expense      (130,455)           (171,065)           (185,026)
                        ---------           ---------           ---------

     Total             (1,442,780)         (1,378,591)         (1,327,591)
                        ---------           ---------           ---------

 Net Income             $ 168,830         $   220,147           $ 273,953
                        =========           =========           =========

 Business Segments:                  Identifiable Assets
                                            (Restated)          (Restated)
                           2001                2000               1999
  Surgical Staples       $ 56,906       $      59,804        $     59,778
  Electro-Optical           4,047               6,745              10,472
  Real Estate Rental    6,830,145           7,037,727           7,245,309
  Other                 1,040,727           1,039,347             936,592
                        ---------           ---------           ---------

      TOTAL ASSETS    $ 7,931,825          $8,143,623          $8,252,151
                        =========           =========           =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS (Continued)

Business Segments:                       Capital Expenditures

                             2001                2000                1999
Surgical Staples   $             -       $            -      $           -
Electro-Opitical                 -                    -                  -
Real Estate Rental               -                    -                  -
Other                        39,320                   -              7,976
                           ---------           ---------           ---------
                         $    39,320      $            -             $ 7,976
                           =========           =========           =========

                                          Property and Equipment
Business Segments                            Depreciation

                              2001                2000                1999
Surgical Staples     $            -      $            -      $            -
Electro-Optical                   -                   -                   -
Real Estate Rental          199,959             199,959             199,959
Other                         9,931              11,156              11,906
                          ---------           ---------           ---------
                           $209,890            $211,115            $211,865
                          =========           =========           =========

                                        Intangible Assets
                                         Amortization
                            2001                2000                1999
Surgical Staples          $ 10,831           $   9,937           $   9,034
Electro-Optical              2,698               3,726               4,815
Real Estate Rental          41,109              41,109              41,109
Other                            -                   -                   -
                         ---------           ---------           ---------
                          $ 54,638            $ 54,772            $ 54,958
                         =========           =========           =========


 NOTE 13.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2001, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 14.  PENSION PLAN

The Company established a defined benefit plan covering all eligible employees, who have completed one year of service. Benefits are based on years of service and the average compensation during the best three years of participation.

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

                                                  2001                 2000
Changes in benefit obligation:
  Benefit obligation at October 1              $1,126,448           $ 719,594
  Service cost                                    328,535             328,003
  Interest cost                                   185,032              78,851
                                                ---------           ---------
  Benefit obligation at September 30           $1,640,015          $1,126,448
                                                =========           =========
                                                  2001                2000
Change in plan assets:
  Fair value of plan assets at October 1       $1,014,185           $ 640,223
  Company contributions                           341,103             330,122
  Actual return on plan assets                     52,669              43,840
                                                ---------           ---------
  Fair value of plan assets at September 30,   $1,407,957          $1,014,185
                                                =========           =========
  Funded status of Plan                        $ (232,058)          $(112,263)
  Unrecognized Net (Gain) Loss                    159,063              80,346
                                                ---------           ---------
  (Accrued) or Prepaid Pension                $   (72,995)         $  (31,917)
                                                =========           =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 14.  PENSION PLAN (Continued)

The net periodic pension cost for the year ended September 30, includes the following components:
                                                   2001                 2000
1.  Service cost - benefits earned
    during the period                           $ 328,535           $ 328,003
                                                ---------           ---------
2.  Interest cost on projected benefit
    obligation                                    114,801              78,851
                                                ---------           ---------
3.  Actual return on plan assets                  (52,629)            (43,840)
                                                ---------           ---------
4.  Net amortization and deferral:

    a. Amortization of unrecognized net
        obligation (asset) at transition               -                   -
    b. Amortization of unrecognized
        prior service cost                             -                   -
    c. Amortization of unrecognized net
        (gain) or loss                           (18,364)               (975)
    d. Asset gain or (loss) deferred                   -                   -
                                                ---------           ---------
    e. Total                                     (18,364)               (975)
                                                ---------           ---------
5.  Net periodic pension cost (credit) =
        (Item 1 + item 2 + item 3 + item 4 (e)  $ 372,343            $362,039
                                                =========           =========
The net periodic pension cost for 2001 and 2000 was determined based on a 7% discount rate and a long - term rate of return of 7% on plan assets.

NOTE 15.  MARKETABLE SECURITIES

At September 30, 2001, 2000 and 1999, all short-term marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following:

                                        2001           2000          1999
U.S. Government Securities    $            -       $738,517   $        -
                                   ---------      ---------    ---------
                              $            -       $738,517   $        -
                                   =========      =========    =========
At September 30, 2000 the fair value of investments approximated its amortized cost and therefore there were no significant unrealized gains or losses.

          All investments at September 30 mature in one year or less.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


NOTE 16.  PRIOR PERIOD ADJUSTMENT

The accompanying financial statements for the years ended September 30, 2000 and 1999 have been restated to correct an understatement of rental income due to an error in the computation of annual rental income.
The effect of prior period accounting errors relating to rental income resulted in the following changes as of September 30,:

                         2000                                    1999

                    As previously           As      As previously      As
                        Reported        Restated        Reported     Restated

Balance Sheet:
Rents Receivable         $        -     $1,122,394    $           -  $1,088,908
Deferred Taxes Payable            -        448,958                -     435,563
Deficit                  (8,550,449)    (7,877,013)      (8,750,505) (8,097,160)

Statement of Operations:
Rental Income             2,020,217      2,053,703        1,925,717   2,053,703
Income Before Income
 Taxes                      357,726        391,212          330,993     458,979
Income Taxes                157,670        171,065          133,832     185,026
Net Income                  200,056        209,909          197,161     220,147
Earnings Per Share    $         .68    $       .75       $      .68  $      .92

Retained earnings as of October 1,1998 has been increased by $576,554 for the effects of the restatement on prior years.

NOTE 17.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                        For the Fiscal Year Ended September 30, 2001
                      Restated    Restated      Restated
                      First        Second        Third         Fourth
                     Quarter      Quarter       Quarter       Quarter
Total Revenues       525,023       513,832     513,820       552,345

Gross Profit            N/A           N/A         N/A          N/A

Income Before
Extraordinary
Items                 75,662        53,810      65,717      (26,359)

Weighted Average
Number of Shares     291,567       291,213     290,547      290,960

Earnings Per Share        .26          .18         .23         (.09)

Net Income             75,662       53,810      65,717      (26,359)
                                F-21

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


 NOTE 17.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
(Continued)

                           For the Fiscal Year Ended September 30, 2000
                            Restated      Restated  Restated   Restated
                             First        Second    Third      Fourth
                            Quarter       Quarter   Quarter    Quarter

Total Revenues              515,091       513,583   516,956     564,230

Gross Profit                    N/A           N/A       N/A         N/A

Income Before
Extraordinary
 Items                      76,925         51,707   113,202     (21,687)

Weighted Average
 Number of Shares          296,105        294,487   293,081     292,374

Earnings Per Share              .26           .18       .39        (.07)

Net Income                   76,925        51,707   113,202     (21,687)

The first, second and third quarter of 2001 and all quarters for 2000 have been restated for the prior period adjustment (Note 16.)

                                   HOLOBEAM, INC.
SCHEDULE V

PROPERTY AND EQUIPMENT
SEPTEMBER 30, 2001, 2000 AND 1999
                                 Balance at                                           Balance at
                                  Beginning                                               End of
     CLASSIFICATIONS                 of Year            Additions  Retirements              Year



YEAR ENDED SEPTEMBER 30, 1999:
Machinery and Equipment              $ 66,939        $          - $          -            $ 66,939
Furniture and Fixtures                 20,633                   -                           20,633
                                     --------         -----------  -----------            --------
     TOTAL                           $ 87,572        $          - $          -            $ 87,572
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2000:

Machinery and Equipment              $ 66,939            $ 35,043     $ 38,930            $ 63,052
Furniture and Fixtures                 20,633               4,277            -              24,910
                                     --------         -----------  -----------            --------
     TOTAL                            $87,572            $ 39,320     $ 38,930            $ 87,962
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2001:

Machinery and Equipment              $ 66,939            $ 35,043     $ 38,930            $ 63,052
Furniture and Fixtures                 20,633               4,277            -              24,910
                                     --------         -----------  -----------            --------
     TOTAL                           $ 87,572            $ 39,320     $ 38,930            $ 87,962
                                     ========         ===========  ===========            ========



















The accompanying notes are an integral part of the financial statements.
                                F-23


                   HOLOBEAM, INC.          SCHEDULE VI

ACCUMULATED DEPRECIATION AND AMORTIZATION
PROPERTY AND EQUIPMENT
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                   Balance at                                           Balance at
                                    Beginning                                               End of
     CLASSIFICATIONS                of Year             Additions  Retirements              Year

YEAR ENDED SEPTEMBER 30, 1999:
Machinery and Equipment              $ 40,681           $   9,287   $       -            $  49,968
Furniture and Fixtures                  2,120               2,620           -                4,740
                                     --------         -----------  -----------            --------
     TOTAL                           $ 42,801            $ 11,907  $         -            $ 54,708
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2000:

Machinery and Equipment              $ 49,968             $ 8,536  $         -            $ 58,504
Furniture and Fixtures                  4,740               2,620            -               7,360
                                     --------         -----------  -----------            --------
     TOTAL                           $ 54,708            $ 11,156  $         -            $ 65,864
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2001:

Machinery and Equipment              $ 58,504           $   7,138     $ 31,793            $ 33,849
Furniture and Fixtures                  7,360               2,793            -              10,153
                                     --------         -----------  -----------            --------
     TOTAL                           $ 65,864             $ 9,931     $ 31,793            $ 44,002
                                     ========         ===========  ===========            ========

















The accompanying notes are an integral part of the financial statements.
                                F-24

   HOLOBEAM, INC.                 SCHEDULE X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                        2001       2000                1999

Maintenance and Repairs          $          -    $         -        $      -
                                      =======     ==========         =======
Depreciation and Amortization of
 Intangible Assets                    $54,638       $ 54,772        $ 54,958
                                      =======     ==========         =======

Taxes, Other than Payroll and
 Income Tax
 Franchise                           $ 10,620       $ 10,572       $   9,500
 Real Estate                                -              -               -
 Other                                     58             35             518
                                      -------     ----------         -------
                                      $10,672       $ 10,607         $10,018
                                      =======     ==========         =======
Royalties                        $          -      $       -        $      -
                                      =======     ==========         =======
Advertising                         $     189      $       -        $      -
                                      =======     ==========         =======




























     The accompanying notes are an integral part of the financial statements.
                                F-25

HOLOBEAM, INC.                         SCHEDULE XI

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2001

                                                                                                               Life in
                                                                                                                Which
                                                                                                                Deprec-
                                              Cost Capitalized      Gross Amount at          (2)                 iaton
                             Initial            Subsequent         Which Carried at        Accum-                in Latest
                           Cost to Company    To Acquisition      Close of Period (1)      ulated    Date  Date   Income
              Incum -               Bldg &           Carrying           Bldg &             Deprec-    of   Acqu-  Stmt is
             brances       Land     Improv    Improv   Costs   Land    Improv      Total    iation  Constr. ired Computed
Improved Land
Paramus, NJ    $        0 $218,402  $      0  $        0 $ 0 $218,402 $        0 $  218,402 $        0      1971    -
Improved Land
 Paramus, NJ            0  173,565         0      60,805   0  234,370          0    234,370          0      1983    -

Building I
 Paramus, NJ
 Improvements   6,777,260        0   718,881   3,649,850   0        0  4,368,731  4,368,731  1,666,699 1958 1971 3 to 40
                                                                                                                  years

Building II
 Paramus, NJ            0        0  2,592,513          0   0        0  2,592,513  2,592,513    459,783 1995 1995 30 Years
                ---------  -------  ---------  ---------  --  -------  ---------  ---------  ---------

               $6,777,260 $391,967 $3,311,394 $3,710,655 $ 0 $452,772 $6,961,244 $7,414,016 $2,126,482
                =========  =======  =========  =========  ==  =======  =========  =========  =========

<CAPTION
(1)Activity for the three years                            (2)Activity for the three years
   ended September 30, 2001 is                              ended September 30, 2001 is
   as follows:         2001     2000      1999              as follows:             2001      2000       1999

Balance at                                                  Balance at
 Beginning                                                   Beginning
 of Year          $7,414,016 $7,414,016 $7,414,016           of Year            $1,926,523 $1,726,564 $1,526,605
Additions:                                                  Additions:
  Improvements             0          0          0            Depreciation         199,959    199,959    199,959
  Acquisitions             0          0          0            Less Retirements           0          0          0
                   ---------  ---------  ---------                               ---------  ---------  ---------
                   7,414,016  7,414,016  7,414,016
Deductions                                                  Balance at
  During Year:                                              End of Year:        $2,126,482 $1,926,523 $1,726,564
  Retirements              0          0          0                               =========  =========  =========
  Cost of Real
   Estate Sales            0          0          0
                   ---------  ---------  ---------
Balance at
End of Year       $7,414,016 $7,414,016 $7,414,016
                   =========  =========  =========

The aggregate cost for Federal income tax purposes at September 30, 2001 is $7,414,016.

The accompanying notes are an integral part of these financial statements.
                                                  F-26

HOLOBEAM, INC.                                                                       SCHEDULE XII

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2001

                                                                                          Principal Amount
                                                                                                of Loans
                                                                           Face    Carrying    Subject to
                                                         Periodic         Amount    Amount      Delinquent
                            Interest    Final Maturity    Payment   Prior    of        of        Principal
                              Rate          Date           Terms    Items Mortgage  Mortgage(1) or Interest
Mortgage Payable
   Building and Improvements     8.7%    February 5, 2011 $13,367   None  $1,500,000 $1,059,473  None

Mortgage Payable
   Building and Improvements     8.77%   February 5, 2011 $56,328   None  $6,000,000 $4,245,679  None
                                                                                      ---------
                                                                                     $5,305,152
                                                                                      =========

Activity for the three
   years ended September 30,
   2001 is as follows:
                                     2001        2000        1999
Balance at Beginning of Year     $5,653,046  $5,971,876  $6,264,064

Additions During Year:
  Commercial Loans                        0           0           0
  New Mortgages                           0           0           0
                                  ---------   ---------   ---------

                                  5,653,046   5,971,876   6,264,064

Deductions During Year:
  Principal Payments                347,894     318,830     292,188
  Mortgage Payments                       0           0           0
                                  ---------   ---------   ---------
Balance at End of Year           $5,305,152  $5,653,046  $5,971,876
                                  =========   =========   =========

(1) The cost for Federal income tax

   Purposes at 9/30/01 $5,305,152


The accompanying notes are an integral part of these financial statements.
                                                   F-27