Form 10-Q
period 2001-12-31
HOLOBEAM INC
filed 2002-02-13
CIK 48105

February 13, 2002



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.       File No. 0-3385

Dear Sir or Madam:

    Enclosed you will find one (1) paper format copy of Holobeam, Inc. Quarterly Report Form 10Q for the quarter ended December 31,
2001 which has been previously filed/transmitted via the EDGAR system.

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

FOR QUARTER ENDED: December 31, 2001

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

           289,697 Common Shares at January 31, 2002

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
   Computation of Earnings Per Common Share Exhibit A

PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                           Dec. 31, 2001   Sept. 30, 2001
Current Assets
  Cash and Cash Equivalents                  $ 1,045,806      $   924,463
  Short Term Investments                         -0-              -0-
  Other Current Assets                           195,946           72,305
                                             -----------      -----------
    Total Current Assets                       1,241,752          996,768
                                             -----------      -----------
  Investments in Real Estate, Net              5,237,525        5,277,534
  Machinery & Equipment, Net                      40,982           43,960
  Unbilled Accounts Receivable                 1,155,880        1,155,880
  Other Non-Current Assets                       434,183          447,683
                                             -----------       ----------
  Total Assets                               $ 8,110,322      $ 7,931,825
                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                           $   83,295       $   24,894
   Accrued Expenses                              239,728          233,995
   Income Taxes Payable                          155,400           -0-
   Current Portion of Mortgage Payable           387,980          379,611
                                              ----------       ----------
      Total Current Liabilities                  866,403          638,500
                                              ----------       ----------
Mortgage Payable, Net of Current
   Portion                                     4,825,351        4,925,540
Deferred Income Taxes                            462,352          462,352
                                              ----------       ----------
      Total Liabilities                        6,154,106        6,026,392
                                              ----------       ----------
Shareholders' Equity
   Common Stock                                   30,559           30,559
   Paid-In-Capital                             9,825,498        9,825,498
   Accumulated Deficit                       ( 7,645,175)     ( 7,708,183)
   Treasury Stock, At Cost                   (   254,666)     (   242,441)
                                              ----------       ----------
      Shareholders' Equity                     1,956,216        1,905,433
                                              ----------       ----------
      Total Liabilities and
      Shareholders Equity                     $8,110,322       $7,931,825
                                              ==========       ==========

HOLOBEAM, INC.
                 Condensed Statement of Income

                                                            3 Months Ended
                                                            December 31
                                                        2001             2000
Revenue
   Rental Income                                    $496,104         $496,104
   Interest Income                                     5,614           20,547
   Other                                              -0-              -0-
                                                    --------         --------
      Total Revenue                                  501,718          516,651

Costs and Expenses
   Rental Expenses                                    55,350           55,200
   General and Administrative Expenses               182,731          172,699
   Research and Development                           41,964           47,106
   Interest                                          116,764          124,027
   Other                                              -0-              -0-
                                                    --------         --------
      Total Costs and Expenses                       396,809          399,032
                                                    --------         --------

Income Before Income Taxes                           104,909          117,619

Income Tax Expense                                    41,900           46,980
                                                     -------          -------

Net Income                                          $ 63,009         $ 70,639
                                                    ========         ========

Weighted Average Number of Common
   Shares Outstanding                                290,317          291,567

Net Income Per Share                                   $0.22            $0.24
                                                       =====            =====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                             3 Months    3 Months   12 Months
                                                 Ended       Ended       Ended
                                              12/31/01    12/31/00     9/30/01
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                      $    63,009 $    70,639   $ 168,830
                                           ----------- -----------   ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                                 52,988      52,988     209,890
   Amortization                                 12,260      13,560      54,638
   Decrease, (Increase) In:
     Patent and Patent
        Application Costs                  (        60)(        30)(     7,933)
     Accounts Receivable                           -0-         -0- (        15)
     Unbilled Rents Receivable                     -0-         -0- (    33,486)
     Prepaid Income Taxes                  (   122,510)        -0- (    45,000)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                          219,534 (    67,428)(    15,659)
   Other                                           167 (     7,813)     10,684
                                           ----------- ----------- -----------
Total Adjustments                              162,379 (     8,723)    173,299
                                           ----------- ----------- -----------
Net Cash Provided (Used) by
   Operating Activities                        225,388      61,916     342,129
                                           ----------- ----------- -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                            -0- (    22,943)(    39,320)
   Sale of Short Term
       Investments                                 -0-     750,000     738,517
   Sale of Capital Assets                       -0-         -0-         11,100
                                            ----------  ---------- -----------
Net Cash Flows from Investing
   Activities                                   -0-        727,057     710,297
                                            ---------- ----------- -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                              (    91,820)(    84,149) (  347,895)
   Purchase of Treasury Stock              (    12,225)(    16,548) (   30,468)
   Other                                        -0-         -0-          -0-
                                            ----------  ----------  ----------
Net Cash Flows Provided (Used)
   by Financing Activities                 (   104,045)(   100,697) (  378,363)
                                           ----------- -----------  ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        121,343     688,276     674,063
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         924,463     250,400     250,400
                                           ----------- -----------  ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $ 1,045,806 $   938,676 $  924,463
                                           =========== =========== ===========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

December 31, 2001



         In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 2001 and 2000 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 2001.
         For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
         The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for a full year.

                       HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2001

(1) Material Changes in Financial Condition
             During the three months ended December 31, 2001, the Registrant's working capital increased by $17,081.00 to $375,349.00.
             Cash flows from operating activities for the most recent quarter were $225,388.00, up $163,472.00 from December 31,
    2000 and the net increase in cash from September 30, 2001 was $121,343.00.
             The Registrant anticipates increasing expenditures during the next calendar quarter in order to remit income tax liabilities incurred during the fiscal year ended September
    30, 2001.
             The Registrant expects to continue funding experiments associated with its development of medical staples and their application. Such funding will approximate $250,000.00 for the balance of the fiscal year begun October 1, 2001. Funding of such experiments is not expected to have any materially adverse effect upon the financial condition of the Registrant. (Reference is made to the Registrant's Annual Report, Form
    10K, Item 7 for the years ended September 30, 1998, 1999, 2000 and 2001.)

                        HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2001
(2) Material Changes in the Results of Operations
             The Registrant recorded after-tax income of $63,009.00 for the quarter ended December 31, 2001 as compared to after tax income of $70,639.00 one year ago. This decrease can be attributed to reductions in interest income associated with lower interest rates on the Registrant's cash equivalents which are held in money market funds.
             The Registrant is continuing its financial support for the animal testing phase of the medical staple project.
    During the quarter ended December 31, 2001, the Registrant spent $41,964.00 in support of the project. Such amount represents a decrease of $5,142.00 when compared to the costs for the same quarter last year. The project is entering into a final phase of animal testing and the Registrant will make a decision on additional testing and continuing financial support when definitive results are obtained from this phase. Total funding anticipated for the fiscal year ending September 30, 2002 is expected to approximate $300,000.00.
             In addition, the Registrant funded the defined benefit pension plan in the amount of $85,275.75. Funding of the plan is not expected to have any materially adverse effect upon the Registrant's financial performance.

                           PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2002

                                  Holobeam, Inc.
                                  Registrant

                                  William M. Hackett
                                  William M. Hackett
                                  Treasurer and Director

                                                     Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 2001



                                                  Three Months Ended
                                                    December 31,
                                                 2001            2000
PRIMARY
   Net Income                                    $ 63,009       $ 70,639
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                       290,317        291,567

Earnings Per Share                                  $0.22          $0.24