Form 10-Q
period 2002-03-31
HOLOBEAM INC
filed 2002-05-14
CIK 48105

May 14, 2002



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended March 31, 2002, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: March 31, 2002

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

              287,697 Common Shares at May 3, 2002

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
   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                          March 31,2002  Sept. 30, 2001
Current Assets
  Cash and Cash Equivalents                 $   935,163     $   924,463
  Short Term Investments                        -0-             -0-
  Other Current Assets                           52,210          72,305
                                            -----------     -----------
    Total Current Assets                        987,373         996,768
                                            -----------     -----------
  Investments in Real Estate, Net             5,187,515       5,277,534
  Machinery & Equipment, Net                     83,087          43,960
  Unbilled Accounts Receivable                1,155,880       1,155,880
  Other Non-Current Assets                      424,003         447,683
                                            -----------      ----------
  Total Assets                              $ 7,837,858     $ 7,931,825
                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                         $   83,295      $   24,894
   Accrued Expenses                            232,116         233,995
   Income Taxes Payable                         -0-             -0-
   Current Portion of Mortgage Payable         396,535         379,611
                                            -----------     -----------
      Total Current Liabilities                711,948         638,500
                                            -----------     -----------
Mortgage Payable, Net of Current
   Portion                                   4,722,951       4,925,540
Deferred Income Taxes                          462,352         462,352
                                            -----------     -----------
      Total Liabilities                      5,897,250       6,026,392
                                            -----------     -----------
Shareholders' Equity
   Common Stock                                 30,559          30,559
   Paid-In-Capital                           9,825,498       9,825,498
   Accumulated Deficit                      ( 7,628,635)    ( 7,708,183)
   Treasury Stock, At Cost                  (   286,815)    (   242,441)
                                             ----------      ----------
      Shareholders' Equity                   1,940,607       1,905,433
                                             ----------      ----------
      Total Liabilities and
      Shareholders Equity                   $7,837,858      $7,931,825
                                            ===========     ===========
                                    1

                             HOLOBEAM, INC.
                     Condensed Statement of Income

                                Three Months Ended         Six Months Ended
                                   March 31,                    March 31,
                                        2002       2001       2002      2001
Revenue
   Rental Income                    $496,104   $496,104 $  992,208$  992,208
   Interest Income                     2,177      9,356      7,791    29,903
   Other                                -0-        -0-     -0-           -0-
                                    --------   --------  --------- ---------
      Total Revenue                  498,281    505,460    999,999 1,022,111

Costs and Expenses
   Rental Expenses                    55,200     55,200    110,550   110,400
   General and Admin. Expenses       227,430    198,328    410,161   371,027
   Research and Development           73,255     48,101    115,219    95,207
   Interest                          114,739    122,579    231,503   246,606
   Other                                 103         20        103        20
                                    --------   -------- ---------- ---------
      Total Costs and Expenses       470,727    424,228    867,536   823,260
                                    --------   -------- ---------- ---------

Income Before Income Taxes            27,554     81,232    132,463   198,851

Income Tax Expense                    11,015     32,445     52,915    79,425
                                    --------   -------- ---------- ---------

Net Income                          $ 16,539   $ 48,787 $   79,548$  119,426
                                    ========   ========  ========= =========

Weighted Average Number of
   Shares Outstanding                288,075    291,213    289,208   291,392

Net Income Per Share                   $0.06      $0.17      $0.28     $0.41

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                            3 Months     6 Months   12 Months
                                               Ended        Ended       Ended
                                             3/31/02      3/31/01     9/30/01
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                     $   79,548   $  119,426  $  168,830
                                           ---------    ---------   ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
    Depreciation                             105,975      105,975     209,890
    Amortization                              27,120       27,120      54,638
    Decrease, (Increase) In:
    Patent and Patent
    Application Costs                         (3,439)      (2,028)     (7,933)
    Accounts Receivable                         -0-         -0-           (15)
    Unbilled Rents Receivable                   -0-         -0-       (33,486)
    Prepaid Income Taxes                        -0-         -0-       (45,000)
   Increase, (Decrease) In:
    Accounts Payable and
    Accrued Expenses                          56,522      (37,710)    (15,659)
    Other                                     30,096      (95,580)     10,684
                                          ----------      -------  ----------
Total Adjustments                            216,274       (2,223)    173,299
                                          ----------      -------  ----------
Net Cash Provided (Used) by
   Operating Activities                      295,822      117,203     342,129
                                          ----------   ----------  ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                      (55,083)     (23,943)    (39,320)
   Sale of Short Term Investments               -0-       750,000     738,517
   Sale of Capital Assets                       -0-         -0-        11,100
                                            --------   ----------  ----------
Net Cash Flows from Investing
   Activities                                (55,083)     726,057     710,297
                                             -------   ----------  ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
   Mortgage                                 (185,665)    (141,277)   (347,895)
   Purchase of Treasury Stock                (44,374)     (23,748)    (30,468)
   Other                                     -0-          -0-           -0-
                                         -----------  -----------  ----------
Net Cash Flows Provided (Used)
   by Financing Activities                  (230,039)    (165,025)   (378,363)
                                            --------     --------     -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       10,700      678,235     674,063
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       924,463      250,400     250,400
                                          ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $   935,163  $   928,635 $   924,463
                                          ==========   ========== ===========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

March 31, 2002



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 2002 and 2001 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 2002.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for a full year.
                                4

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2002

(1) Material Changes in Financial Condition
             During the three months and six months ended March 31, 2002, the Registrant's working capital decreased $82,843.00 and $99,924.00 respectively. The Registrant's expenditures for capital equipment were $55,083.00 for the period, which is in part responsible for the reduction in working capital.
             In addition, cash flows resulting from the Registrant's operating activities for the six months ended March 31, 2002 were $295,822.00 resulting in a net increase in cash and equivalents of $10,700.00 for the period.
             The Registrant anticipates additional funding of the Surgical Staples project (reference is made to Annual Report, Form 10K, Item 7 for the years ended September 30, 1999, 2000 and 2001) in the amount of $220,000.00 for the balance of the fiscal year begun October 1, 2001. Total expenditures related to the project are expected to approximate $300,000.00 for the entire year. Such costs and expenses are not expected to have any materially adverse effect upon the financial condition of the Registrant.
        (2)  Material Changes in the Results of Operations
             During the three month and six month periods ended March

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2002

         31, 2002, the Registrant's operations resulted in after-tax income of $16,539.00 and $79,548.00 respectively. These results compare unfavorably to those of the comparable periods in 2001 when after-tax income was $48,787.00 and $110,426.00 respectively. The decrease in performance can be attributed to lower interest earnings on the Registrant's cash equivalents, which are carried in money market funds, and to increased expenses associated with the Registrant's Surgical Staples project together with increases in costs incidental to the Registrant's administrative functions.
             The Registrant intends to continue funding for the Surgical Staples and their application during the balance of the fiscal year begun October 1, 2001. As previously reported, the project is entering the final phase of testing, which will allow the Registrant to decide whether additional testing and financial support should be allocated to the project. Funding for the project during the six months ended March 31, 2002 amounted to $115,500.00 and total expenditures anticipated for the year are approximately $300,000.00.
             The Registrant also funded the defined benefit pension plan during the three months and six months ended March 31, 2002 in the amounts of $85,275.00 and $108,268.00 respectively.  The contributions are charged to the operations

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2002

         and are included in the administrative expenses for statement purposes.
             The Registrant's funding of the Surgical Staples and their application together with the funding of the defined benefit pension plan is not expected to have any materially adverse effect upon the financial condition of the Registrant.

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         March 31, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002

                                  Holobeam, Inc.
                                  Registrant

                                  William M. Hackett
                                  William M. Hackett
                                  Treasurer and Director

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                         March 31, 2002

                                Three Months                   Six Months
                              Ended March 31,               Ended March 31,
                               2002          2001         2002           2001

PRIMARY

  Net Income              $ 16,539           $ 48,787   $ 79,548        $119,426

SHARES

  Weighted Average
  Number of Common
  Shares Outstanding       288,075            291,213    289,208         291,392

  Earnings Per Share         $0.06              $0.17      $0.28           $0.41