Form 10-Q
period 2002-06-30
HOLOBEAM INC
filed 2002-08-13
CIK 48105

August 6, 2002



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended June 30, 2002, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: June 30, 2002

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

            285,897 Common Shares at August 4, 2002

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

   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                            June 30,2002    Sept. 30, 2001
Current Assets
  Cash and Cash Equivalents                   $  923,132       $   924,463
  Short Term Investments                          -0-              -0-
  Other Current Assets                            46,111            72,305
                                              ----------       -----------
    Total Current Assets                         969,243           996,768
                                              ----------       -----------
  Investments in Real Estate, Net              5,137,505         5,277,534
  Machinery & Equipment, Net                      80,110            43,960
  Unbilled Accounts Receivable                 1,155,880         1,155,880
  Other Non-Current Assets                       413,411           447,683
                                              ----------        ----------
  Total Assets                                $7,756,149       $ 7,931,825
                                              ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                           $   83,295        $   24,894
   Accrued Expenses                              242,912           233,995
   Income Taxes Payable                           -0-               -0-
   Current Portion of Mortgage Payable           405,278           379,611
                                              ----------        ----------
      Total Current Liabilities                  731,485           638,500
                                              ----------        ----------
Mortgage Payable, Net of Current
   Portion                                     4,618,293         4,925,540
Deferred Income Taxes                            462,352           462,352
                                              ----------        ----------
      Total Liabilities                        5,812,130         6,026,392
                                              ----------        ----------
Shareholders' Equity
   Common Stock                                   30,559            30,559
   Paid-In-Capital                             9,825,498         9,825,498
   Accumulated Deficit                       ( 7,585,743)      ( 7,708,183)
   Treasury Stock, At Cost                   (   326,295)      (   242,441)
                                              ----------        ----------
      Shareholders' Equity                     1,944,019         1,905,433
                                              ----------        ----------
      Total Liabilities and
      Shareholders Equity                     $7,756,149        $7,931,825
                                              ==========        ==========

                             HOLOBEAM, INC.
                      Condensed Statement of Income

                                    Three Months Ended      Nine Months Ended
                                      June 30,                  June 30,
                                     ------------------     -----------------
                                       2002        2001        2002      2001
                                       ----        ----        ----      ----
Revenue
   Rental Income                   $496,105    $496,105  $1,488,313$1,488,313
   Interest Income                    2,990       9,343      10,781    39,246
   Other                              -0-         -0-        -0-       -0-
                                   --------    --------  --------------------
     Total Revenue                  499,095     505,448   1,499,094 1,527,559
                                    -------     -------   --------- --------

Costs and Expenses
   Rental Expenses                   55,200      55,447     165,750   165,847
   General & Admin. Expenses        209,438     185,576     619,599   556,603
   Research & Development            50,292      44,055     165,511   139,262
   Interest                         112,670     119,208     344,173   365,814
   Other                                 18         113         121       133
                                   --------    --------  --------------------
     Total Costs & Expenses         427,618     404,399   1,295,154 1,227,659
                                   --------    --------  --------------------

Income (Loss) Before Income
   Taxes                             71,477     101,049     203,940   299,900

Income Tax Expense                   28,585      40,355      81,500   119,780
                                   --------    --------  --------------------

Net Income, (Loss)                 $ 42,892    $ 60,694   $ 122,440 $ 180,120
                                   ========    ========   ========= =========

Weighted Average Number of
   Shares Outstanding               286,738      290547     288,379   291,110

Net Income (Loss) Per Share           $0.15       $0.21       $0.43     $0.62
                                      =====       =====       =====     =====

                              HOLOBEAM, INC.
                    Condensed Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents

                                               9 Months    9 Months 12 Months
                                                  Ended       Ended     Ended
                                                6/30/02     6/30/01   9/30/01
                                                -------     -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income, (Loss)                   $ 122,440   $ 180,120 $ 168,830
                                              ---------   --------- ---------
         Adjustments to Reconcile Net
         Income to Net Cash Provided
           by Operating Activities:
         Depreciation                           158,963     158,963   209,890
         Amortization                            40,680      40,680    54,638
         Decrease, (Increase) In:
           Patent and Patent
           Application Costs                     (6,407)     (5,261)   (7,933)
           Accounts Receivable                   -0-         -0-          -15)
           Unbilled Rents Receivable             -0-         -0-      (33,486)
           Prepaid Income Taxes                  -0-         -0-      (45,000)
         Increase, (Decrease) In:
           Accounts Payable and
             Accrued Expenses                    67,318    (132,930)  (15,659)
           Other                                 26,192     (15,578)    10,684
                                             ----------     ------- ---------
Total Adjustments                               286,746      45,874   173,299
                                             ----------  --------------------
Net Cash Provided (Used) by
  Operating Activities                          409,186     225,994   342,129
                                             ----------  --------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
         Capital Expenditures                   (49,083)    (27,224)  (39,320)
         Sale of Short Term Investments          -0-        750,000   738,517
         Sale of Capital Assets                   4,000      -0-       11,100
                                             ----------  --------------------
Net Cash Flows from Investing
  Activities                                    (45,083)    722,776   710,297
                                                -------  --------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
         Principal Payments on First
           Mortgage                            (281,580)   (258,055) (347,895)
         Purchase of Treasury Stock             (83,854)    (30,468)  (30,468)
         Other                                   -0-         -0-       -0-
                                             ----------  --------------------
Net Cash Flows Provided (Used)
  by Financing Activities                      (365,434)   (288,523) (378,363)
                                               --------    --------  --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (1,331)    660,247    674,063
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           924,463     250,400   250,400
                                             ----------  --------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $  923,132  $  901,647$  924,463
                                             ==========  ====================

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

June 30, 2002



         In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 2002 and 2001 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 2002 and 2001.
         For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
         The results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2002

(1) Material Changes in Financial Condition
              During the three months and nine months ended June 30, 2002, the Registrant's Working Capital decreased $18,100.00 and $102,410.00 respectively. Treasury Stock purchases for the period totaled $83,854.00, representing a significant factor in the reduction in Working Capital, while Capital expenditures were $49,083.00.
              Cash flows resulting from the Registrant's operating activities increased $183,192.00 when compared to the nine months ended June 30, 2001 and resulted in a net decrease in cash and equivalents of $1,331.00 for the nine months ended
    June 30, 2002.
              The Registrant intends to continue funding the surgical staples project for the balance of the current fiscal year. Expenditures at June 30, 2002 were $165,511.00 and are expected to approximate $250,000.00 at the end of the fiscal year begun October 1, 2001. The continued funding of the surgical staples and application project is not expected to have any materially adverse effect upon the Registrant's financial condition. Revenues from the

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2002

        Registrant's real estate rental activities are expected to provide the funds necessary to sustain support for the project. (Reference is made to Annual Report, Form 10K, Item
    7 for the years ended September 30, 1999, 2000 and 2001.)

        (2)   Material Changes in the Results of Operations
              In the three months and nine months ended June 30, 2002, the Registrant recorded after-tax income of $42,892.00 and $122,440.00 respectively, representing decreases of $17,802.00 and $57,720.00 when compared to the same period one year ago. Causal factors in the decrease include: (a) reduced interest income on the Registrant's cash and equivalents resulting from lower interest rates (the Registrant's cash and equivalents are invested in money market funds); (b) increased costs and expenses associated with Registrant's research and development efforts; and (c) increases in administrative expenses incidental to the Registrant's business activities.
              It is the intention of the Registrant to continue financial support for the surgical staples project until

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2002
         the end of the year when a decision on the economic potential of the staple will be made. The project has entered a final phase of testing, which should yield definitive results by December 31, 2002. At that time, the Registrant will decide whether additional testing and funding will be committed to the project. Funding for the project during the current fiscal year amounted to $165,511.00 and is expected to be less than $250,000.00 for the full fiscal year.
              The Registrant also provided funding for its defined benefit pension plan during the three months and nine months ended June 30, 2002 in the amounts of $96,771.75 and $290,315.00 respectively. Such contributions are expensed to operations and are included on the administrative expenses for statement purposes.
              Continued funding of the Registrant's defined benefit pension plan and the surgical staple project is not expected to have any materially adverse effect upon the Registrant's operations or financial condition.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         June 30, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2002
                                         Holobeam, Inc.
                                             Registrant

                                William M. Hackett
                                     William M. Hackett
                                 Treasurer and Director


                                Melvin S. Cook
                                         Melvin S. Cook
                              President and Chairman of
                                 the Board of Directors


                                Beverly Cook
                                           Beverly Cook
                                 Secretary and Director

                                                      Exhibit A

                         HOLOBEAM, INC.
            Computation of Earnings Per Common Share
                            Form 10Q
                         June 30, 2002



                                                            Nine Months Ended
                                                           June 30
                                                 2002           2001
PRIMARY
   Net Income (Loss)                             $122,440      $180,120
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                       288,379       291,110

Primary Earnings Per Share                          $0.43         $0.62