Form 10-K
period 2002-09-30
HOLOBEAM INC
filed 2002-12-26
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 2002, Commission file number 03385

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


                         (Title of Class)


                         (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $6,058,800.00 at December 04, 2002.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 275,400 Common Shares at December 04,2002.

         DOCUMENTS INCORPORATED BY REFERENCE.
1.   Annual Report Form 10K for the year ended September
     30, 1994.
2.   Financial Statements for the year ended September 30,
     1995.
3.   Financial Statements for the years ended September
     30, 1990 and 1989.
4.   Annual Report Form 10K for the years ended September
     30, 1996 and 1997.
5.   Holobeam, Inc. Defined Benefit Plan.
6.   Financial Statements for the years ended September
     30, 1998 and 1999.
7.   Financial Statements for the years ended September
     30, 2000 and 1999.
8.   Financial Statements for the years ended September
     30, 2001 and 2002.

                        PART I
Item 1.  Business
     (a) In General. The Registrant was organized in October, 1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate and in developing surgical staples and the technology used to apply the staples.
     b) Industry Segments. For financial information in regard to Industry Segments, reference is made to Note 12 to the Financial Statements for the years ended September 30, 2002, 2001 and 2000.
     (c)  Description of Business.
          (i)  Principal Activities and
          (ii) Status of products and Real Estate Properties.
                   Medical Staples
     The Registrant is continuing its efforts in the area of medical staples for use in internal surgery. Several United States Patents and foreign patents have been received covering a novel staple. The staple has been produced and animal testing took place during 2002, 2001 and 2000. The Registrant presently intends to continue the project if the final tests indicate commercial value.
     A significant investment would be required if the Registrant were to pursue this area of business independently. The Registrant may seek a relationship of some sort with a firm active in the medical equipment area. However, no decision as to such a relationship has been made at this time.
    Real Estate Development and Rental Activities
     The Registrant has rented two buildings it owns located at A&S Drive, Paramus, New Jersey: one to The Sports Authority, Inc. and the other to Comp USA, both for retail purposes.
          (iii)      Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities have been acquired through commercial businesses engaged in the distribution of such supplies. The materials that the Registrant would require for development of commercial production of medical staples are widely available.
          (iv) Patents.
     The Registrant has filed several patent applications and has several patents issued in connection with medical staples for use in internal surgery. These applications and patents are as follows:

    No. Serial No.              Title of Invention         Issue Date

1.  PCT/US94/02227              Staples                    03/01/94

2.  08/512,766                  Staples                    08/09/95

3.  08/228,058                  Staples                    08/29/95

4.  Canadian Pat. No. 2,155,750 Improved Staples(PCT NAT)  08/18/98

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

18. Japanese Pat. #2672713      Improved Staples           07/11/97

19. Brazilian Pat. #9405840-7   Improved Staples           09/01/95

20. US Pat. #6,083,242          Improved Staples           07/04/00

21. Australian Pat. #704533     Improved Staples           08/05/99


             (v) Non-seasonal Business.
     The Registrant does not believe that its products are subject to material seasonal changes.
            (vi) Working Capital.
     Not relevant.
           (vii) Customers.
     Not relevant.
          (viii) Backlog.
     Not relevant.
            (ix) Governmental Contracts.  Not relevant.
             (x) Competition.
     It is presently contemplated that Registrant's activities with respect to medical staples, if actual commercial activities are commenced, may be limited to forming some type of business relationship with other firms. The technology is in competition with alternative staples technology. Some suppliers of surgical staplers are well-established and have significant capital resources.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes during the period when the Registrant was seeking suitable tenants for its rental properties.
     The obsolete style of the building owned by the Registrant prior to and during 1991 made the attraction of suitable tenants difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for the adjacent site.
     In December 1991, the necessary change in zoning was approved. The then existing building was rented to The Sports Authority, Inc., a retailer of sporting goods. This building was substantially renovated by The Sports Authority, Inc. and Holobeam reimbursed them for their costs in connection with this renovation.
     During 1994, a 30,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased to The Sports Authority, Inc. for use as a Computer City retail store. Tandy Corp., parent corporation of Computer City, commenced paying rent in October 1994. Holobeam reimbursed Tandy Corporation $1,189,675 as an allowance for costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained. During 1998, Computer City Retail Stores were acquired by Comp USA. On January 23, 2000, Comp USA entered into a merger agreement with Grupo Sanborns, S.A. de C.V. and TPC Acquisition Corp., a subsidiary of Grupo Sanborns, S.A. de C.V. Tandy Corp. remains on the lease as guarantor.
            (xi) Research and Development.
     The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 2002, 2001 and 2000, the Registrant expended $214,031.00, $183,089.00 and $192,085.00, respectively, in connection with the furtherance of this activity. Such costs have been currently expensed and consist principally of materials, supplies and costs associated with design and development.
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     The Registrant's activities with regard to medical staple technology, at present, are limited to engineering, development and animal testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.

     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.
          (xiii) Employees.
     At September 30, 2002 the Registrant employed three persons as compared to three persons at September 30, 2001 and three persons at September 30, 2000.
    (d)  Financial Information About Foreign and
               Domestic Operations and Export Sales.
     The Registrant is not engaged in foreign operations and does not export to foreign countries.
Item 2.  Properties
     The Registrant's headquarters and principal facilities are located at 217 First Street, Ho-Ho-Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space. The Registrant owns two office buildings, one of 62,000 square feet and another of 30,000 square feet located at 50 A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982. (Reference is made to Notes 4, 8, 9 and 10 to the Financial Statements for the fiscal years ended September 30, 1995, 1991, 1990 and 1989.)
     Pertinent information concerning the Registrant's properties is as follows. (Reference is made to Schedule XI of the Registrant's Financial statements for the years ended September 30, 1997 and 1996.)

                              Building       	Building
                              Paramus, NJ         Paramus, NJ


Year Acquired         		   1971      	     1994

Gross Square Footage            62,000     	    30,000

Percent Leased at 09/30/02       100%      	     100%

Acquisition Cost              $  718,881          $2,592,513 (2)

Capital Improvements Since
Acquisition              	$3,649,850  (1)   	  -0-

Total Investment              $4,587,133  (3)     $2,826,843 (4)

Mortgage Balance              $4,925,542      	    $ -0-

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

     In 1983, the Registrant purchased 2.799 acres of land
located in Paramus, New Jersey and adjacent to the building
owned by the Registrant at 50 A&S Drive.  The purchase price was $173,565 which was paid in cash.  Since 1983, the
Registrant incurred costs in the amount of $60,805 for various improvements and architectural work relating to development of this property.  During 1992, 1991 and 1990, the Registrant
spent $293,784, $78,051 and $50,667 respectively in connection with an application for a use variance for the site and various site improvements that would enable the construction of a
commercial or retail building on the site.  The change in
zoning to retail use was approved by the Borough of Paramus in
December 1991.  The change in zoning to allow retail use also required new site plan approval because the change in use
required new traffic pattern studies, parking lot re-design and significant additional changes in order to comply with
governmental requirements.
     In addition, the Registrant expended $964,505 through
September 30, 1994
 for site plan approval and changes, and toward construction of a building on the site.  No depreciation or amortization was recorded until the building and site were put into service.
During October 1994, construction was completed by Tandy
Corporation of a retail building on the Registrant's site.  The building is now being used for a CompUSA retail store.
(Reference is made to Note 13 to the Registrant's 1994
Financial Statements and to Item 1, Part X of the 1994 Annual
Report on Form 10K.)
     The zoning change approval allowed for retail use of the
property and significantly enhanced the opportunities for
attracting a suitable tenants for the site.
     When purchased, the site adjacent to the building owned
by the Registrant, required site engineering and costs to
acquire site plan approval for a building from the appropriate governmental regulatory authorities.
     In addition, the Registrant expended funds during its
efforts to change the zoning of the property from office use to retail use.  This change in zoning allowed the Registrant to seek tenants engaged in retail operations and resulted in the
October 1994 tenancy of Computer City.  (Reference is made to
Note 12 of the Financial Statements for the year ended
September 30, 1997.)
     The Registrant was not able to lease the property since
the original site plan allowing office use was not approved for retail use until the Computer City occupancy of October 1994.
The market for office space had seen significant decline during
1990, 1991, 1992, 1993 and 1994.
     The occupancy rate for the building owned by the
Registrant and under lease to The Sports Authority Inc. for the past five (5) years is as follows:
                                        2002 100%
                                        2001 100%
                                        2000 100%
                                        1999 100%
                                        1998 100%
     The building owned by the Registrant and under lease to
Tandy Corp. (now occupied by CompUSA) has been 100% occupied since October 1994.  A summary of the amounts expended for such approvals for the three most recent fiscal years during
 which such expenditures were made appears below.  No such
expenditures were made in 1996, 1997, 1998, 1999, 2000, 2001 or
2002.
                                              1994        1993      1992

Zoning Changes and Site Plan Approvals:
          Legal Fees             		  $ 2,859    $ 10,093  $ 15,840
          Governmental Fees      		   11,827      55,811    19,990
          Engineering              		   11,049      39,171    57,954
          Paramus Park          		     -0-        -0-     200,000
							   ------ 	   ------   -------

            Total Related Costs    		  $25,735    $105,075  $293,784
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

                      PART II
Item 5.  Market for the Registrant's Common Stock and Related
Stockholder
         Matters.
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price listed (Source: S&P Comstock) on December 04, 2002 was $26.00 per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 16, 2002 was 457.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 2002, 2001 or 2000 fiscal years. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Re-

quirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
     (d)  Changes in Securities.
     (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
     The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows: (Source: S&P Comstock).

                                           2002      2001
                                        high low  high low

Quarter Ended Dec. 31    15.00     14.50     15.00     14.50

Quarter Ended Mar. 31    25.00     18.00     15.00     14.50

Quarter Ended June 30    23.50     21.00     15.00     14.00

Quarter Ended Sept. 30   22.00     22.00     14.00     13.50

     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.
Item 6.  Selected Financial Data.
     Financial information for the five-year period commencing October 1, 1997 and ending September 30, 2002 is presented below.


                   HOLOBEAM, INC.
         SUMMARY OF SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED SEPTEMBER 30,
               									RESTATED
								-----------------------------------------
                         2002         2001           2000           1999           1998

Gross Income        $2,071,508     $2,105,020     $2,109,860     $2,053,703     $2,053,520
Net Income (Loss)      166,399        168,830        220,147        273,953        243,682
Weighted Average
   Number
   of Common Shares
   Outstanding         287,518        290,960        294,013        298,101        304,237
Earnings Per
  Share (Loss)            0.58           0.58           0.75           0.92           0.80
Total Assets         7,637,822      7,931,825      8,143,623      8,252,151      8,216,004
Long-Term Debt       4,511,321      4,925,540      5,305,149      5,653,044      5,984,002
Shareholders'
Equity               1,952,727      1,905,433      1,767,071      1,628,040      1,433,089
Gross Rental
Income               2,053,703      2,053,703      2,053,703      2,053,703      2,053,520
Net Rental
Income               1,795,141      1,794,699      1,790,823      1,795,908      1,795,014


It should be noted that years ended 2000, 1999 and 1998 have been restated with reference to financial statement footnote #16.

Item 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.
     (1)  Liquidity.
               During the year ended September 30, 2002, the Registrant's operations provided cash flows amounting to $455,375.00, resulting principally from its real estate rental activities.
               The Registrant expects that revenues associated with its real estate rental business will be sufficient to maintain operations for the terms of the operating leases on the rental properties. (Reference is made to Note 3 of the accompanying financial statements for the years ended September 30, 2002 and 2001.) The operating leases expire in 2009 (Tandy Corporation
     / CompUSA) and 2012 (The Sports Authority) and both contain options for renewal periods of five (5) years. Minimum future rental revenues on the non-cancek\llable operating leases total $21,036,152.00 and are expected to provide sufficient revenues to sustain the Registrant's operations through 2012 provided that there are no extraordinary events that would prematurely cause the leases to expire.
               The Registrant's working capital at September 30, 2002 was $189,403.00, which was $168,865 below that reported for the same period one year ago. In the opinion of the Registrant, current revenues are expected to provide sufficient cash flows to fund the Registrant's current operating activities and will provide revenues during the remaining terms of the operating leases.

     (2)  Capital Resources.
               The Registrant has continued to fund a series of experiments in connection with the development of surgical staples and their application during 2002. (Reference is made to Annual Report Form 10K, Item 7 for the years ended September
     30, 1998, 1999, 2000 and 2001.) The experiments are presently in the final phase of evaluation for determining the commercial value and definitive results will not be available for some time.
               If practical applications cannot be demonstrated, the project will not be continued beyond the fiscal year begun
     October 1, 2002. Therefore, the Registrant cannot state at this time whether or not there will be funding beyond the current commitment of $250,000.00 projected for the fiscal year begun October 1, 2002.
               The Registrant has contributed $398,584.00 to its defined benefit pension plan for the year ended September 30, 2002.
     The contribution was expensed to operations during each quarter of the year. The Registrant's funding policy is to make annual contributions in amounts sufficient to fully provide for all eligible employees benefits by the time they retire. The Registrant expects to continue funding the plan in 2003 and expects no materially adverse effect on its financial condition. (Reference is made to Note 14 to the accompanying Financial Statements for September 30, 2002 and 2001.)
               The Registrant's projected expenditures for capital acquisitions and improvements is limited to those that are normal, routine and incidental to its real estate rental operations. The rental properties, located at 50 A&S Drive, Paramus, New Jersey, do not require new construction or refurbishment at this time and no renovations requiring capital funding are planned at this time. The tenants are responsible for real estate tax expenses and maintenance costs while liability and hazard insurance is the Registrant's responsibility. Cost increases are not expected to adversely effect the Registrant's operations.

     (3)  Results of Operations.
               (a) After-tax earnings for the year ended September 30, 2002 were $166,399.00, representing a decrease of $2,431.00 when compared to the results of operations for the previous year. Earnings per share were $0.58 for 2002 and 2001.

               Revenues decreased $33,512.00 to $2,071.508.00 when compared to 2001. Such decrease resulted from lower interest income received on the Registrant's money market fund investments during 2002.
               Total costs and expenses increased from $1,805,735.00 in 2001 to $1,819,911.00 in 2002, reflecting increases in costs incidental and necessary for the Registrant's administrative business activities.
               During 2001 the Registrant adopted FASB 13, Accounting for Leases. The effect of FASB 13 is to apportion escalation rental income contained on the operating leases in equal annual adjustments over the remaining terms of the operating leases.
     The Registrant's Statements of Operations for the years ended September 30, 2000, 1999 and 1998 have been restated to reflect this change. (Reference is made to Note 16 to the accompanying financial statements for the years ended September 30, 2002 and 2001.)
               Funding for the Registrant's surgical staple project was $214,031.00 for the year ended September 30, 2002 as compared to $183,089.00 for the twelve months ended September 30, 2001.
     The expenses represent costs associated with the engineering, research and development of the surgical staples and their application.
               This project has entered into a final phase of tests that will ultimtely determine the project's commercial feasibility, although it will be some time before definitive results will be publishsed. There will be no decision regarding additional funding beyond Fiscal 2003 until such results are published.
     The continued funding of the project is not expected to have any materially adverse effect upon the financial condition of the Registrant.
               Revenues associated with the Registrant's real estate rental activities were $2,053,703.00 for the year ended
     September 30, 2002 and 2001 and are expected to continue t the same rate until the leases expire in 2009 and 2012.
               The properties have had occupancy rates of 100% during 2002 and 2001 and are expected to continue until 2009 when the CompUSA lease expires. Rental expenses were $258,572.00 for 2002 and are expected to increase at or below the current inflation rate for the geographical area in which the Registrant conducts its activities. Any such increases are not expected to have any materially adverse effect upon the Registrant's financial condition.

               (b) The Registrant's after-tax earnings for the year ended September 30, 2001 were $168,830.00 as compared to $220,147.00 for the year ended September 30, 2000. Earnings per share were $0.58 and $0.75 respectively. Revenues decreased $4,840.00 to $2,105,020.00 while general expenses increased $129,235.00. Cost increases were partially offset by a $29,276.00 decrease in interest expense associated with the Mortgage on the rental property owned by the Registrant.
     During 2001 the Registrant adopted FASB 13, accounting for leases. The effect of FASB 13 is to apportion escalation revenues contained in the operating leases in equal annual adjustments over the terms of the leases. The Registrant's Statements of Operations for the years ended September 30, 2000, 1999 and 1998 have been restated to reflect this change. (Reference is made to Note 16 to the accompanying financial statements for the years ended September 30, 2000 and 1999.)
               The Registrant's properties at 50 A&S Drive, Paramus, New Jersey have had occupancy rates of 100% during 2001 and the rates are expected to continue at 100% until 2009 when the Comp
     USA lease expires. Rental expenses were $259,004.00 for 2001 and are expected to increase at or below the current inflation rate for the geographic area in which the Registrant has its real estate rental activities. The Registrant anticipates no material effect upon its financial condition as a result of such increases.
               The Registrant continued to fund the medical staple project during

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

               (c) During 2000, the Registrant recognized after-tax earnings of $220,147.00 as compared to $273,953.00 for the fiscal year ended September 30, 1999. The results of operations reflect performance consistent with prior years and results from increased revenues associated with the Registrant's real estate rental activities and proportionate reduction in related expenses. When compared to 1999, revenues increased $21,612.00 while interest expense associated with the Registrant's mortgage decreased $26,837.00 to $513,106.00. The favorable effect of interest reduction and increased revenues was partially offset by increased income tax and general expenses.
               Funding of the Registrant's surgical staple project continued during 2000 with expenditures amounting to $192,085.00 as compared to $194,364.00 in 1999. Efforts are proceeding to continue initial testing during 2001 and the Registrant intends to fund the project with resources generated from its operating activities. Such funding is anticipated to approximate $300,000.00 during 2001.
               The Registrant's occupancy rates for the real estate rental properties was 100@ during 2000 and it is anticipated to remain at 100% during 2001 which should result in comparable favorable performance to 2001. Rental expenses, which approximated $262,900.00 in 2000 are expected to increase approximately 5% and are not expected to have any materially adverse effect upon the Registrant's financial condition.

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

Item 8.  Financial Statements and Supplemental Data.
     Financial statements, supplementary financial information and Accountant's Report are filed with this report. (See Financial
Statements and reports thereon of R.A. Fredericks and Company for 2002 and 2001.)

Item 9.  Disagreements on Accounting and Financial Disclosure.
     None.

                         PART III
Item 10.  Directors and Executive Officers of the Registrant.
     (a)  The following Table identifies each Director of the
Registrant and indicates his position with the Registrant, the duration of his term as Director and the date when he was first elected.
Name and Age        Title                   Term      Date First Elected

Melvin S. Cook      Chairman of the Board   2005 Annual    1968
Age 71              President of Registrant Meeting

William M. Hackett  Treasurer of Registrant 2003 Annual    1984
Age 59                             Meeting

Beverly Cook        Office Manager and      2004 Annual    1995
Age 66              Secretary of Registrant Meeting

     (b) The following Table represents the name and age of each officer of the Registrant, the positions and offices held by each, the term of each office and the period which each has served in the indicated office.


Name and Age        Title                   Term      Date First Elected

Melvin S. Cook      Chairman of the Board    Annual       1968
Age 71

William M. Hackett  Treasurer of Registrant  Annual       1975
Age 59

Beverly Cook        Secretary of Registrant  Annual       1997
Age 66


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

          (f)  Not applicable.
Item 11.  Management Compensation.
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 2002 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000.00, and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.


                                          HOLOBEAM, INC.
                                             Form 10K
                                    Summary Compensation Table
                                        September 30, 2002

                                                    Long Term Compensation

Name and            Annual Compensation           Awards                                Payouts      All Other
Principal Position  Year  Salary  Bonus    Other   Restricted Stock    SUO/SARS       LTIP
Payouts   Compensation
Melvin S. Cook      2002 $325,000  -0-      -0-            -0-           -0-                 -0-       -0-
President and CEO   2001  400,000  -0-      -0-            -0-           -0-                 -0-       -0-
and Director        2000  306,000  -0-      -0-            -0-           -0-                 -0-       -0-

William M. Hackett  2002   25,000  -0-      -0-            -0-           -0-                 -0-       -0-
Treasurer and       2001   25,000  -0-      -0-            -0-           -0-                 -0-       -0-
Director            2000   23,138  -0-      -0-            -0-           -0-                 -0-       -0-

Beverly Cook        2002  137,500  -0-      -0-            -0-           -0-                 -0-       -0-
 Secretary and      2001   99,999  -0-      -0-            -0-           -0-                 -0-       -0-
  Director          2000   93,750  -0-      -0-            -0-           -0-                 -0-       -0-

All Officers and    2002 $487,500  -0-      -0-            -0-           -0-                 -0-       -0-
 Directors as a     2001  524,999  -0-      -0-            -0-           -0-                 -0-       -0-
     Group          2000  423,138  -0-      -0-            -0-           -0-                 -0-       -0-

Item 11 (cont'd.)
     The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant.
     (b) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 2002, 2001 and 2000.
     (c) The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000.00 as well as all officers and directors as a group since October 1, 2001.
                                   All Directors and Officers
as a Group
Options Granted                                      0
Options Exercised                                    0
Unexercised Options Held at 9/30/02                  0











     (d) The following Table sets forth information about the Company's defined benefit pension plan benefits:
                       Pension Plan Table
                                             Years of Service

                                        Remuneration       36

                                             60,000     60,000

                                            160,000    107,112

                                            200,000    107,112
     Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Registrant. For Melvin Cook and Beverly Cook, the amounts equaled $107,112 and $60,000, respectively, as of September 30, 2002. Melvin Cook and Beverly Cook will be credited at normal retirement date with 36 years service each under the Pension Plan as of September 30, 2002. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for Social Security or any other amounts. (Reference is made to Note 14 of the accompanying Financial Statements for the year ended September 30, 2002.)

                             PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 04, 2002 is as follows:
Title of Class           Name & Address      Amount Owned   % of Class

Common Stock, Par        Melvin S. Cook        124,500         43.3%
Value $0.10 Per Share    217 First Street
                         Ho-Ho-Kus, NJ 07423

Common Stock, Par        Beverly Cook           95,000         33.0%
Value $0.10 Per Share    217 First Street
                         Ho-Ho-Kus, NJ 07423

     (b) The stockholding of Officers and Directors as a group as of December 04, 2002 are as follows:
Title of Class           Amount Beneficially Owned          % of Class

Common Stock, Par Value                219,500                 76.3%
$0.10 Per Share

     (c) There are no contractual arrangements that might result in a change of control of Registrant.
Item 13.  Certain Relationships and Related Transactions - Not Applicable
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K
     (a) Index to Financial Statement filed as part of the Annual Report and attached.
     (b)  Reports on Form 8K.
     (c) Lease with The Sports Authority, Inc. filed as part of the 1993 Annual Report Form 10K-A.
     (d)  Financial Statement Schedules.
     (e)  Lease with Tandy Corp. filed as part of the 1995 Annual Report Form
10K.
     The following is a list of Financial Statement Schedules filed as part of this Annual Report on Form 10K. All other schedules omitted herein are so omitted because either (1) they are not applicable, or (2) they required infor mation is shown in the Financial Statements.
          Schedules

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


Supplemental Information
     No annual report or proxy material has been sent to security holders. Such annual report and proxy material are to be furnished to security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security hold-

ers.

                     HOLOBEAM, INC.
                        Form 10K
                   September 30, 2002

                       Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant     Holobeam, Inc.

By   William M. Hackett

Date December 24, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     --------------
     Melvin S. Cook
     President and Chairman of the Board

Date:     December 24, 2002
          -----------------



By:  William M. Hackett
     ------------------
     William M. Hackett
     Director and Treasurer

Date:     December 24, 2002
          -----------------



By:  Beverly Cook
     ------------
     Beverly Cook
     Director and Secretary

Date:     December 24, 2002
          -----------------


CERTIFICATIONS

     (a) The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's

 Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 30, 2002 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

     (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002, including corrective actions with regard to significant deficiencies and material weaknesses. As of September 30, 2002, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


     I, William M. Hackett, Treasurer, certify that:

     1. I have reviewed this annual report on Form 10-K of Holobeam, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   12/24/02
        --------
                                   William M. Hackett,Treasurer
					     ----------------------------
                                   William M. Hackett
                                   Treasurer



     I, Melvin S. Cook, President, certify that:

     1. I have reviewed this annual report on Form 10-K of Holobeam, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   12/24/02
        --------

                                   Melvin S. Cook, President
 					     -------------------------
                                   Melvin S. Cook
                                   President

                    HOLOBEAM, INC.
                   217 First Street
                     P.O. Box 287
           Ho-Ho-Kus, New Jersey 07423-0287





                                        December 24,2002



US Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:  Holobeam, Inc., File No. 03385

Dear Sir or Madam:

     Enclosed you will find one (1) paper format copy of Holobeam, Inc. Annual Report, Form 10K for the year ended September 30, 2002 which has been previously filed/transmitted via the EDGAR system.

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










                                   December 31, 2002



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

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED
                SEPTEMBER 30, 2002, 2001 AND 2000
































                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS
                     MANAGEMENT CONSULTANTS

HOLOBEAM, INC.







                 INDEX TO FINANCIAL STATEMENTS
                 -----------------------------




                                                                  PAGE
INDEPENDENT ACCOUNTANTS' REPORT                                    F-1

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                 F-2-3

  STATEMENTS OF OPERATIONS                                         F-4

  STATEMENTS OF SHAREHOLDERS' EQUITY                               F-5

  STATEMENTS OF CASH FLOWS                                         F-6

  NOTES TO FINANCIAL STATEMENTS                                 F-7-22

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 2002,
 2001 AND 2000

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

X    SUPPLEMENTARY INCOME STATEMENT INFORMATION                   F-25

XI   REAL ESTATE AND ACCUMULATED DEPRECIATION                     F-26

XII  MORTGAGE LOANS ON REAL ESTATE                                F-27

ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE, OR THE INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                                 R.A. FREDERICKS & COMPANY, LLP

                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Robert J. Rosenberg, CPA
Eric Frank Zach, CPA
John Plesniarski, CPA
Mary V. Fox, CPA, CFE


                 INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc.
as of September 30, 2002 and 2001 and the related statements of operations, shareholders' equity and statements of cash flows for the years ended September 30, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended September 30, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America. Further,it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.




                                             R.A. FREDERICKS & COMPANY, LLP



Montville, New Jersey
December 5, 2002

                               F-1
  170 Changebridge Road  Unit B-4, Montville, New Jersey 07045
    Tel: (973) 575-6200 Tel: (212) 544-2204 Fax: (973) 575-5444

Members of the SEC Practice Section of the AICPA Division for CPA Firms.

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001




                              ASSETS

                                                        2002      2001

CURRENT ASSETS
     Cash (including cash equivalents of $782,731
      in 2002 and $896,486 in 2001)                $   836,042   $ 924,463
     Accounts Receivable                                   102          46
     Prepaid Income Taxes                               48,782      45,000
     Prepaid Expenses                                    5,713      27,259
									 -------	 -------
TOTAL CURRENT ASSETS                                   890,639     996,768
									 -------	 -------
PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                            452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
								     ---------   ---------

     TOTAL                                           7,414,016   7,414,016

     Machinery and Equipment                            86,992      63,052
     Furniture and Fixtures                             27,548      24,910
								     ---------   ---------

     TOTAL                                           7,528,556   7,501,978

Less: Accumulated Depreciation and Amortization      2,364,867   2,170,484
								     ---------   ---------

PROPERTY AND EQUIPMENT-NET                           5,163,689   5,331,494
								     ---------   ---------

OTHER ASSETS
     Patents and Patent Application Cost, net of
     accumulated amortization of $259,469 in 2002
      and $245,042 in 2001                              56,528      60,953
     Deferred Charges                                  345,621     386,730
     Unbilled Rents Receivable                       1,181,345   1,155,880
								     ---------   ---------

TOTAL OTHER ASSETS                                   1,583,494   1,603,563
								     ---------   ---------

TOTAL ASSETS                                       $ 7,637,822 $ 7,931,825
								     =========   =========




The accompanying notes are an integral part of the financial statements.
                               F-2

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001




               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2002         2001
CURRENT LIABILITIES
     Mortgage Payable-Current Portion             $    414,221 $   379,611
     Accounts Payable                                    7,669      24,894
     Other Accrued Expenses                             37,776      37,014
     Accrued Pension                                   205,630     158,271
     Accrued Interest Payable                           35,940      38,710
									--------	 -------

TOTAL CURRENT LIABILITIES                              701,236     638,500
									--------	 -------

LONG-TERM DEBT
     Mortgage Payable (Net of Current Portion)       4,511,321   4,925,540
								     ---------   ---------

TOTAL LONG-TERM DEBT                                 4,511,321   4,925,540

OTHER LONG-TERM LIABILITIES
     Deferred Income Taxes                             472,538     462,352
								     ---------   ---------

TOTAL LONG-TERM LIABILITIES                          4,983,859   5,387,892
								     ---------   ---------

TOTAL LIABILITIES                                    5,685,095   6,026,392
								     ---------   ---------

SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized 2,000,000 Shares, Issued
       287,697 in 2002 and 305,598 in 2001              28,769      30,559
     Additional Paid in Capital                      9,540,472   9,825,498
     Accumulated Deficit                            (7,541,784) (7,708,183)
								     ---------   ---------

                                                     2,027,457   2,147,874

     Less: Cost of Shares in Treasury (3,300
      in 2002 and 15,086 in 2001)                     (74,730)    (242,441)
								     ---------   ---------

TOTAL SHAREHOLDERS' EQUITY                           1,952,727   1,905,433
								     ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 7,637,822  $7,931,825
								     =========   =========




The accompanying notes are an integral part of the financial statements
                               F-3

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                     (Restated)
                                               2002                 2001                2000

REVENUES
     Rental Income                         $ 2,053,703          $2,053,703          $2,053,703
     Interest Income                            13,805              47,354              44,024
     Gain on sale of fixed assets                4,000               3,963              12,133
							   --------- 	     ---------           ---------

TOTAL                                        2,071,508           2,105,020           2,109,860
							  ----------           ---------           ---------


COSTS AND EXPENSES

     Rental Expense                            258,572             259,004             262,880
     General Expense                           895,350             879,812             750,577
     Interest Expense                          451,958             483,830             513,106
     Research and Development                  214,031             183,089             192,085
                                             ---------            --------            --------

TOTAL                                        1,819,911           1,805,735           1,718,648
 							   ---------           ---------           ---------

INCOME BEFORE INCOME TAXES                     251,597             299,285             391,212

INCOME TAX EXPENSE                              85,198             130,455             171,065
							   ---------           ---------            --------

NET INCOME                                   $ 166,399           $ 168,830           $ 220,147
							    ========            ========            ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   287,518             290,960             294,013
							    --------             -------             -------

EARNINGS PER SHARE                     $           .58         $       .58         $       .75
							    ========             =======              ======















The accompanying notes are an integral part of the financial statements.
                               F-4


HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                          Additional
                                         Common Stock       Paid-In     Accumulated      Treasury Stock
                                     Shares      Amount     Capital      Deficit       Shares     Amount
BALANCE, SEPTEMBER 30, 1999
   AS ADJUSTED                       305,598     $30,559    $9,825,498  $(8,097,160)     8,692    $133,857

     Net Income (Restated)                                                  220,147

     Purchase of Treasury Stock                                                          4,559      78,116
					      --------     -------     ---------    ----------     ------   --------


BALANCE, SEPTEMBER 30, 2000          305,598      30,559     9,825,498    (7,877,013)    13,251    211,973

     Net Income                                                              168,830

     Purchase of Treasury Stock                                                          1,835      30,468
					      --------      -------    ---------    ----------     ------   --------


BALANCE, SEPTEMBER 30, 2001          305,598      30,559     9,825,498    (7,708,183)    15,086    242,441

     Net Income                                                              166,399

     Purchase of Treasury Stock                                                           6,115    119,105

     Retirement of Treasury Stock    (17,901)     (1,790)     (285,026)                 (17,901)  (286,816)
					      --------      -------    ---------    ----------     ------    --------

BALANCE, SEPTEMBER 30, 2002          287,697      $28,769   $9,540,472   $(7,541,784)     3,300   $ 74,730
					      ========      =======    =========    ==========     ======    ========


         The accompanying notes are an integral part of the financial statements.
                                            F-5


HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                    (Restated)
                                                  2002      2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $166,399   $168,830 $ 220,147
                                                 -------    -------  --------

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                 216,888    209,890   211,115
    Amortization                                  55,535     54,638    54,772
    Patent and Patent Application Costs          (10,002)   (7,933)    (9,962)
    Gain on sale of fixed assets                  (4,000)   (3,963)         -

Increase (Decrease) in:
    Accounts Payable and Accrued Expenses         28,126   (15,659)    54,876
    Deferred Income Taxes                         10,186    13,394     13,395

Decrease (Increase) in:
    Unbilled rents receivable                    (25,465)  (33,486)   (33,486)
    Accounts and Other Receivables                   (56)      (15)        (3)
    Interest Receivable                                -       713      1,159
    Prepaid Expenses                              21,546       720    (17,269)
    Prepaid Income Taxes                          (3,782)  (45,000)         -
                                                 -------    -------  --------


Total Adjustments                                288,976   173,299    274,597
                                                 -------    -------  --------


Net Cash Provided by Operating Activities        455,375   342,129    494,744
                                                 -------    -------  --------


CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments                     -         -   (738,517)
Capital Expenditures                             (49,082)  (39,320)         -
Sale of Short-Term Investments                         -   738,517          -
Sale of Capital Assets                             4,000    11,100          -
                                                 -------    -------  --------


Net Cash Provided (Used) by Investing Activities  (45,082)   710,297 (738,517)
                                                 -------    -------  --------


CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage            (379,609) (347,895)  (318,830)
Purchase of Treasury Stock                      (119,105)  (30,468)   (78,116)
                                                 -------    -------  --------


Net Cash Used by Financing Activities           (498,714) (378,363)  (396,946)
                                                 -------    -------  --------


NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 (88,421)  674,063   (640,719)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   924,463   250,400    891,119
                                                 -------    -------  --------


CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 836,042 $ 924,463  $ 250,400
                                                 =======   =======   ========


SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                  $ 454,728 $ 486,368  $ 515,433

Income Taxes Paid                               $ 78,799 $ 217,660  $ 118,890

The accompanying notes are an integral part of the financial statements.
                                    F-6

 HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



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

              Building and Building Improvements   31.5 to 40 years
                Machinery and Equipment                5 to 7 years
                Furniture and Fixtures                7 to 10 years

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

          d.  Common Stock

              Each share of common stock is entitled to one vote. No such shares of common stock were reserved at September 30, 2002, 2001, or 2000. On May 6, 2002, the
              Company retired 17,901 shares of Treasury
              Stock purchased between 1998 and April of 2002 at a cost of $286,816.

          e.  Statement of Cash Flows

              For purposes of reporting cash flows, all liquid investments with original maturities of three months or less are considered cash equivalents.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


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

              Short-term investments have an original
              maturity of more than three months and a remaining maturity of less than 1 year.
              These investments consist of marketable
              debt securities which are stated at
              amortized cost as the Company has
              classified these securities as held-to-
               maturity.

          j.  Revenue Recognition

              Base rental revenue is recognized on a
              straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


NOTE 2.   INCOME TAXES
                         2002           2001           2000
Current taxes:

Federal              $ 70,952         $89,950        $122,221
State                   4,060          27,110          35,449
                     --------         -------        --------
Total                 $75,012        $117,060        $157,670
                     --------         -------        --------


Deferred taxes:

Federal                8,660           11,385          11,385
State                  1,526            2,010           2,010
                    --------          -------        --------
Total                 10,186           13,395          13,395
                    --------          -------        --------
Provision for income
 taxes               $85,198         $130,455        $171,065
                    ========          =======        ========

          The deferred tax assets and liabilities recorded on the balance sheet as of September 30, are as follows:

                     2002              2001             2000

Deferred tax liabilities:

Federal            $401,657          $392,994        $381,610
State                70,881            69,358          67,348
                    --------          -------        --------
Total              $472,538          $462,352        $448,958
                    ========          =======        ========

          The sources of deferred income taxes for the years ended September 30, are as follows:

                     2002              2001               2000

Unbilled Rents
   Receivable     $1,181,345       $1,155,880        $1,122,394

          The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                     2002              2001               2000

Federal statutory
income tax rate         34%             34%                 34%
State tax provisions,
net of
federal benefits         6               6                   6
Other                   (6)              4                   4
				---		    ---			---

Effective income
tax expense rate         34%            44%                 44%
				===		   ===			==

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


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

                                2002               2001                2000

          Buildings and building improvements:

              Cost          $ 6,961,244      $6,961,244          $6,961,244

              Accumulated
		  depreciation    2,326,441       2,126,482           1,926,523
                              ---------       ---------           ---------

              Net buildings
              and building
              improvements  $ 4,634,803      $4,834,762          $5,034,721
                              =========       =========           =========
          The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

              2003         $2,116,467         2008 $2,331,017 2012 $1,373,022
              2004          2,116,467         2009  2,331,017       ---------
              2005          2,225,142         2010  1,497,842
              2006          2,225,142         2011  1,497,842
              2007          2,322,194
                                                            Total $21,036,152
											===========

           Net rental income consists of the following:
                                                                    (Restated)
                                       2002        2001                 2000

           Rental income          $2,053,713   $2,053,703          $2,053,703
           Depreciation expense     (199,959)    (199,959)           (199,959)
           Other expenses            (58,613)     (59,045)            (62,921)
					    ----------    ---------           ---------
           Rental income, net    $ 1,795,141   $1,794,699          $1,790,823
					    ==========    =========           =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


          NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

          In 2002, 2001, and 2000, depreciation
          expense included all depreciation of the rental buildings and building improvements.

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

              The Company obtained additional
              mortgage financing totaling $7,500,000
              in order to fund reimbursement to The
              Sports Authority, Inc.,  whose former
              parent company, K-Mart Corporation (K-
              mart Corporation is a public company
              who recently filed for bankruptcy
              protection and announced that it will
              restate prior results) has guaranteed
              the incremental monthly rental payments
              over the remaining life of the lease.
              (See Note 7).

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

          b)  Tandy Corporation has constructed a
              30,000 sq. ft. building on the
              Company's site located in Paramus, N.J.
              for use as a Computer City retail
              store.  Tandy Corporation commenced
              paying rent to the Company pursuant to
              the terms of the operating lease on
              October 1, 1994.  The lease term is for
              fifteen (15) years at an annual rental
              of $630,000 for the first five years,
              $724,500 for the second five years and
              $833,175 for the last five years.
              Tandy Corporation has three (3) options
              to extend the term of the lease for an
              additional period of five (5) years for
              each such option.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES
(Continued)

                    The following is a condensed summary of
          financial information on the above publicly
          held companies:
                                           Radioshack
     The Sports
                                          Corporation
     Authority                     K-Mart
                                             12/31/01
     2/02/02  1/30/02
              (In Millions) (In Thousands)          (In Millions)
Current assets                      $ 1,714   $411,669          $   7,884
                                     ------   --------            -------
Total assets                          2,245    601,157             14,298
                                     ------   --------            -------

Current liabilities                     826    222,931                624
                                     ------   --------            -------

Total liabilities                     1,467    446,034              9,950
                                     ------   --------            -------

Total stockholders'
 equity                                 778    155,123              4,348
                                     ------   --------            -------

Net sales                             4,776  1,418,998             36,151
                                     ------   --------            -------

Cost of sales                         2,479  1,028,753             29,936
                                     ------   --------            -------

Gross profit                          2,297    390,245              6,215
                                     ------   --------            -------

Income (loss) before
income taxes
(continuing)                           292      12,305             (2,816)
                                     ------   --------            -------

Income tax expense (benefit)           125          -               (115)
                                     ------   --------            -------

Net income (loss)                 $     167   $ 12,350          $  (2,418)
                                     ------   --------            -------


NOTE 4.   RESEARCH AND DEVELOPMENT

          Research and development expenses in the amount of $214,031 in 2002, $183,089 in
          2001, and $192,085 in 2000, were charged to operations and included in costs and expenses.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


NOTE 5.   RENT EXPENSE

          The Company leases approximately 1,000
          square feet of office and laboratory space on an annual basis. Lease payments are $950 per month. Rent expense was $11,400 in 2002, $11,400 in 2001 and $11,400 in 2000.

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

          The Company is continuing its efforts in the area of surgical staple design for use in internal surgery. Several United States
          Patents have been issued and foreign
          applications have been filed on a novel
          staple. The staple has been produced and it is anticipated that tests will continue during 2002 at a medical center. Research and development costs in the amounts of $214,031, $183,089 and $192,085 have been expended in connection with the surgical staple during 2002, 2001 and 2000, respectively.

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

          Costs incurred in connection with this
          mortgage amounted to $102,520 and are
          charged to expense over the life of the
          mortgage. This amount is included in the balance of deferred charges as detailed in
          Note 8.  The expense for the next five (5)
          years is presented below:

              2003                 $5,126
              2004                  5,126
              2005                  5,126
              2006                  5,126
              2007                  5,126

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


 NOTE 7.   LONG-TERM DEBT (Continued)

          The combined balance outstanding for each debt
          issued at the end of 2002, 2001, and 2000 is
          as follows:
                                       2002        2001        2000
          First Mortgage on
          62,000 sq. ft. Building  $4,925,542 $5,305,151   $5,653,046

          Less Current Portion        414,221    379,611      347,897
                                      -------   --------    ---------


          Long-Term Portion        $4,511,321 $4,925,540   $5,305,149
                                    =========  =========    =========

           The mortgage is secured by the land, building and operating lease agreement with The Sports
          Authority, Inc.  (See Note 3).

          The principle payments of long-term debt for the term of the mortgage is as follows:

              2003            $414,221          2008    $640,727
              2004             451,978          2009     699,136
              2005             493,181          2010     762,870
              2006             538,140          2011     338,092
              2007             587,197

 NOTE 8.   DEFERRED CHARGES

          The composition of deferred charges and
          related amortization is as follows:



       								   Real Estate
                                        Mortgage      Brokers Commissions
                               Total     Costs    Sports Authority Tandy Corp.
     Original Cost             $712,160 $102,520     $279,584         $330,056
     Accumulated Amortization   366,539   49,551      140,959          176,029
					---------  -------	-------	     --------
     Balance 9/30/02           $345,621 $ 52,969     $138,625         $154,027
					=========  =======	=======	     ========

     Original Cost             $712,160 $102,520     $279,584         $330,056
     Accumulated Amortization   325,430   44,425      126,979          154,026
					---------  -------	-------	     --------

     Balance 9/30/01           $386,730  $58,095     $152,605         $176,030
					=========  =======	=======	     ========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


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

NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS

          The Company has adopted Financial Accounting
          Standards Board Statement (SFAS) No. 131
          "Disclosures About Segments of an Enterprise and Related Information". The Company's reportable segments are strategic business units that involve different products and services. They are managed by a single management team.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS(Continued)

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

                                      Revenues
                                                           (Restated)
                                 2002          2001           2000
         Business Segments:
         Surgical Staples    $       -      $       -      $        -
         Electro-Optical             -              -               -
         Real Estate Rental   2,053,703      2,053,703       2,053,703
         Other                   17,805         51,317          56,157
                              ---------      ---------       ---------
              Total         $ 2,071,508     $2,105,020      $2,109,860
                              =========      =========       =========


        Business Segments:               Income (Loss)
                                                              (Restated)
                                   2002           2001           2000
         Surgical Staples     $  (214,031)    $ (183,089)   $   (192,085)
         Electro-Optical                -              -               -
         Real Estate Rental     1,795,131      1,794,699       1,790,823
                                ---------      ---------       ---------

                Total           1,581,100      1,611,610      $1,598,738
                                ---------      ---------       ---------
          General and
         Administrative
         Expenses                (895,350)     (879,812)        (750,577)
         Interest Expense        (451,958)     (483,830)        (513,106)
         Other Income              17,805        51,317           56,157
         Income Tax Expense       (85,198)     (130,455)        (171,065)
                                 ---------     ---------       ---------
           Total               (1,414,701)   (1,442,780)      (1,378,591)
                                ---------     ---------        ---------

          Net Income            $ 166,399   $   168,830        $ 220,147
                                =========      =========       =========

         Business Segments:             Identifiable Assets

                                                              (Restated)
                                   2002           2001            2000
        Surgical Staples         $ 55,179    $    56,906      $   59,804
        Electro-Optical             1,349          4,047           6,745
        Real Estate Rental      6,614,542      6,830,145       7,037,727
        Other                     966,752      1,040,727       1,039,347
                                ---------      ---------       ---------

         TOTAL ASSETS         $ 7,637,822     $7,931,825      $8,143,623
                                =========      =========       =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS(Continued)

          Business Segments:
                                         Capital Expenditures
                                 2002             2001           2000
          Surgical Staples     $        -    $         -    $          -
          Electro-Opitical              -              -               -
          Real Estate Rental            -              -               -
          Other                    49,083         39,320               -
                                ---------      ---------       ---------
                              $    49,083     $   39,320    $          -
                                =========      =========       =========

                                         Property and Equipment
          Business Segments                   Depreciation

                                  2002            2001            2000
          Surgical Staples     $        -     $        -    $          -
          Electro-Optical               -              -               -
          Real Estate Rental      199,959        199,959         199,959
          Other                    16,929          9,931          11,156
                                ---------      ---------       ---------
                                 $216,888       $209,890    $    211,115
                                =========      =========       =========


              Intangible Assets



                                           Amortization

                                   2002          2001             2000
          Surgical Staples      $ 11,728       $ 10,831     $     9,937
          Electro-Optical          2,698          2,698           3,726
          Real Estate Rental      41,109         41,109          41,109
          Other                        -              -               -
                               ---------      ---------       ---------
                               $  55,535       $ 54,638      $   54,772
                               =========      =========       =========


 NOTE 13.      FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company has a number of financial
          instruments, none of which are held for
          trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2002, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.
          Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


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

          The Company has adopted SFAS No. 132
          "Employers' Disclosures about Pensions and
          Other Post Retirement Benefits".  The
          provisions of SFAS No. 132 revise employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of this plan.
          It standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable.

          The Company provides defined benefit pension plan to the employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plan.

                                                 2002        2001       2000
          Changes in benefit obligation:
          Benefit obligation at October 1    $1,782,702  $1,126,448  $ 719,594
          Service cost                          370,905     328,535    328,003
          Interest cost                         162,099     185,032     78,851
                                              ---------   ---------  ---------
          Benefit obligation at September 30 $2,315,706  $1,640,015 $1,126,448
                                              =========   =========  =========

                                                 2002        2001       2000
          Change in plan assets:
          Fair value of plan assets
            at October 1                     $1,407,957  $1,014,185 $  640,223
          Company contributions                 398,584     341,103    330,122
          Actual return on plan assets            4,103      52,669     43,840
                                              ---------   ---------  ---------
          Fair value of plan assets
            at September 30,                 $1,810,644  $1,407,957 $1,014,185
                                              =========   =========  =========
          Funded status of Plan              $ (505,062)  $(232,058) $(112,263)
          Unrecognized Net (Gain) Loss          396,204     159,063     80,346
                                              ---------   ---------  ---------
          (Accrued) or Prepaid Pension     $   (108,858)  $ (72,995)$  (31,917)
                                               =========   =========  =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


NOTE 14.  PENSION PLAN (Continued)

          The net periodic pension cost for the year
          ended September 30, includes the following
          components:
                                                     2002      2001    2000
          1.  Service cost - benefits earned
              during the period                   $ 370,905  $328,535 $328,003
                                                  --------- --------- --------
          2.  Interest cost on projected benefit
              obligation                            162,099   114,801   78,851
                                                  --------- --------- --------
          3.  Actual return on plan assets           (4,103)  (52,629) (43,840)
                                                  --------- --------- --------
          4.  Net amortization and deferral:

              a. Amortization of unrecognized net
                 obligation (asset) at transition         -         -        -
              b. Amortization of unrecognized
                 prior service cost                       -         -        -
              c. Amortization of unrecognized net
                (gain) or loss                      (94,454)  (18,364)    (975)
              d. Asset gain or (loss) deferred            -         -        -
              e. Total                              (94,454)   18,364)  $ (975)
                                                  --------- --------- --------
           5.  Net periodic pension cost (credit)=
              (Item 1 + item 2 + item 3 + item 4(e)$434,447  $372,343 $362,039
                                                  ========= ========= ========
          The net periodic pension cost for 2002, 2001 and 2000 was determined based on a 7% discount rate and a long - term rate of return of 7% on plan assets.

NOTE 15.  MARKETABLE SECURITIES

          At September 30, 2002, 2001 and 2000, all short-term marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following:

                                             2002       2001            2000
          U.S. Government Securities       $     -    $    -        $738,517
                                            ------     -----         -------
                                           $     -    $    -        $738,517
                                            ======     =====         =======
          At September 30, 2000 the fair value of
          investments approximated its amortized cost and therefore there were no significant unrealized gains or losses.

          All investments at September 30 mature in one year or less.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



NOTE 16.  PRIOR PERIOD ADJUSTMENT

          The financial statements for the year ended
          September 30, 2000 were restated to correct an understatement of rental income due to an error in the computation of annual rental income. The effect of prior period accounting errors relating to rental income resulted in the following changes as of September 30, 2000;


                                                        2000
                                            As previously       As
                                               Reported       Restated

          Balance Sheet:
          Rents Receivable                     $        -    $1,122,394
          Deferred Taxes Payable                        -       448,958
          Deficit                              (8,550,449)   (7,877,013)

          Statement of Operations:
          Rental Income                         2,020,217     2,053,703
          Income Before Income
            Taxes                                 357,726       391,212
          Income Taxes                            157,670       171,065
          Net Income                              200,056       209,909
          Earnings Per Share                     $    .68    $      .75

NOTE 17.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA
          (UNAUDITED)

                           For the Fiscal Year Ended September 30, 2002

                                 First       Second      Third      Fourth
                               Quarter      Quarter     Quarter    Quarter
          Total Revenues      $501,718     $498,281    $499,095    $572,414

          Gross Profit             N/A         N/A         N/A         N/A

          Income Before
          Extraordinary
            Items               63,009      16,539       42,892      43,959

          Weighted Average
           Number of Shares    290,317     288,075      286,738     287,518

          Earnings Per Share       .22         .06          .15         .15

          Net Income           $63,009     $16,539      $42,892     $43,959

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



NOTE 17.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued)


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

HOLOBEAM, INC.                                                                         SCHEDULE V

PROPERTY AND EQUIPMENT
SEPTEMBER 30, 2002, 2001 AND 2000
                                 Balance at                                           Balance at
                                  Beginning                                               End of
     CLASSIFICATIONS                 of Year            Additions  Retirements              Year



YEAR ENDED SEPTEMBER 30, 2000:
Machinery and Equipment              $ 66,939        $          - $          -            $ 66,939
Furniture and Fixtures                 20,633                   -            -              20,633
                                     --------         -----------  -----------            --------
     TOTAL                           $ 87,572        $          - $          -            $ 87,572
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2001:

Machinery and Equipment              $ 66,939            $ 35,043     $ 38,930            $ 63,052
Furniture and Fixtures                 20,633               4,277            -              24,910
                                     --------         -----------  -----------            --------
     TOTAL                            $87,572            $ 39,320     $ 38,930            $ 87,962
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2002:

Machinery and Equipment              $ 63,052            $ 46,444     $ 22,504            $ 86,992
Furniture and Fixtures                 24,910               2,638            -              27,548
                                     --------         -----------  -----------            --------
     TOTAL                           $ 87,962            $ 49,082     $ 22,504            $114,540
                                     ========         ===========  ===========            ========



















The accompanying notes are an integral part of the financial statements.
                                F-23


                   HOLOBEAM, INC.          SCHEDULE VI

ACCUMULATED DEPRECIATION AND AMORTIZATION
PROPERTY AND EQUIPMENT
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                   Balance at                                           Balance at
                                    Beginning                                               End of
     CLASSIFICATIONS                of Year             Additions  Retirements              Year

YEAR ENDED SEPTEMBER 30, 2000:
Machinery and Equipment              $ 49,968           $   8,536   $       -            $  58,504
Furniture and Fixtures                  4,740               2,620           -                7,360
                                     --------         -----------  -----------            --------
     TOTAL                           $ 54,708            $ 11,156  $        -             $ 65,864
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2001:

Machinery and Equipment              $ 58,504             $ 7,138  $    31,793            $ 33,849
Furniture and Fixtures                  7,360               2,793            -              10,153
                                     --------         -----------  -----------            --------
     TOTAL                           $ 65,864            $  9,931  $    31,793            $ 44,002
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2002:

Machinery and Equipment              $ 33,849           $  13,201     $ 22,504            $ 24,546
Furniture and Fixtures                 10,153               3,727            -              13,880
                                     --------         -----------  -----------            --------
     TOTAL                           $ 44,002             $16,928     $ 22,504            $ 38,426
                                     ========         ===========  ===========            ========

















The accompanying notes are an integral part of the financial statements.
                                F-24

   HOLOBEAM, INC.                                             SCHEDULE X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                        2002       2001                2000

Maintenance and Repairs          $          -    $         -        $      -
                                      =======     ==========         =======
Depreciation and Amortization of
 Intangible Assets                    $55,535       $ 54,638        $ 54,772
                                      =======     ==========         =======

Taxes, Other than Payroll and
 Income Tax
 Franchise                           $ 10,060       $ 10,620       $  10,572
 Real Estate                                -              -               -
 Other                                    213             58              35
                                      -------     ----------         -------
                                      $10,273       $ 10,678         $10,607
                                      =======     ==========         =======
Royalties                        $          -      $       -        $      -
                                      =======     ==========         =======
Advertising                         $       -      $     189        $      -
                                      =======     ==========         =======




























     The accompanying notes are an integral part of the financial statements.
                                F-25

HOLOBEAM, INC.                         SCHEDULE XI

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2002

                                                                                                               Life in
                                                                                                                Which
                                                                                                                Deprec-
                                              Cost Capitalized      Gross Amount at          (2)                 iaton
                             Initial            Subsequent         Which Carried at        Accum-                in Latest
                           Cost to Company    To Acquisition      Close of Period (1)      ulated    Date  Date   Income
              Incum -               Bldg &           Carrying           Bldg &             Deprec-    of   Acqu-  Stmt is
             brances       Land     Improv    Improv   Costs   Land    Improv      Total    iation  Constr. ired Computed
Improved Land
Paramus, NJ    $        0 $218,402  $      0  $        0 $ 0 $218,402 $        0 $  218,402 $        0      1971    -
Improved Land
 Paramus, NJ            0  173,565         0      60,805   0  234,370          0    234,370          0      1983    -

Building I
 Paramus, NJ
 Improvements   6,777,260        0   718,881   3,649,850   0        0  4,368,731  4,368,731  1,800,183 1958 1971 3 to 40
                                                                                                                  years

Building II
 Paramus, NJ            0        0  2,592,513          0   0        0  2,592,513  2,592,513    526,258 1995 1995 30 Years
                ---------  -------  ---------  ---------  --  -------  ---------  ---------  ---------

               $6,777,260 $391,967 $3,311,394 $3,710,655 $ 0 $452,772 $6,961,244 $7,414,016 $2,326,441
                =========  =======  =========  =========  ==  =======  =========  =========  =========

<CAPTION
(1)Activity for the three years                            (2)Activity for the three years
   ended September 30, 2002 is                              ended September 30, 2002 is
   as follows:         2002     2001      2000              as follows:             2002      2001       2000

Balance at                                                  Balance at
 Beginning                                                   Beginning
 of Year          $7,414,016 $7,414,016 $7,414,016           of Year            $2,162,482 $1,926,523 $1,726,564
Additions:                                                  Additions:
  Improvements             0          0          0            Depreciation         199,959    199,959    199,959
  Acquisitions             0          0          0            Less Retirements           0          0          0
                   ---------  ---------  ---------                               ---------  ---------  ---------
                   7,414,016  7,414,016  7,414,016
Deductions                                                  Balance at
  During Year:                                              End of Year:        $2,362,441 $2,126,482 $1,926,523
  Retirements              0          0          0                               =========  =========  =========
  Cost of Real
   Estate Sales            0          0          0
                   ---------  ---------  ---------
Balance at
End of Year       $7,414,016 $7,414,016 $7,414,016
                   =========  =========  =========

The aggregate cost for Federal income tax purposes at September 30, 2002 is $7,414,016.

The accompanying notes are an integral part of these financial statements.
                                                  F-26

HOLOBEAM, INC.                                                                       SCHEDULE XII

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2002

                                                                                          Principal Amount
                                                                                                of Loans
                                                                           Face    Carrying    Subject to
                                                         Periodic         Amount    Amount      Delinquent
                            Interest    Final Maturity    Payment   Prior    of        of        Principal
                              Rate          Date           Terms    Items Mortgage  Mortgage(1) or Interest
Mortgage Payable
   Building and Improvements     8.7%    February 5, 2011 $13,367   None  $1,500,000 $  983,461  None

Mortgage Payable
   Building and Improvements     8.77%   February 5, 2011 $56,328   None  $6,000,000 $3,942,081  None
                                                                                      ---------
                                                                                     $4,925,542
                                                                                      =========

Activity for the three
   years ended September 30,
   2002 is as follows:
                                     2002        2001        2000
Balance at Beginning of Year     $5,305,152  $5,653,046  $5,971,876

Additions During Year:
  Commercial Loans                        0           0           0
  New Mortgages                           0           0           0
                                  ---------   ---------   ---------

                                  5,305,152   5,653,046   5,971,876

Deductions During Year:
  Principal Payments                379,610     347,894     318,830
  Mortgage Payments                       0           0           0
                                  ---------   ---------   ---------
Balance at End of Year           $4,925,542  $5,305,152  $5,653,046
                                  =========   =========   =========

(1) The cost for Federal income tax

   Purposes at 9/30/02 $4,925,542


The accompanying notes are an integral part of these financial statements.
                                                   F-27