Form 10-Q
period 2002-12-31
HOLOBEAM INC
filed 2003-02-14
CIK 48105

HOLOBEAM, INC.
                        217 First Street
                          P.O. Box 287
                Ho-Ho-Kus, New Jersey 07423-0287






                                  February 11, 2003



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.       File No. 0-3385

Dear Sir or Madam:

    Enclosed you will find one (1) paper format copy of Holobeam, Inc. Quarterly Report Form 10Q for the quarter ended December 31,
2002 which has been previously filed/transmitted via the EDGAR system.

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

FOR QUARTER ENDED: December 31, 2002

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

           294,985 Common Shares at January 31, 2003

HOLOBEAM, INC.
INDEX

PART I                            PAGE NO.
Financial Statements
   Condensed Balance Sheets                 1
   Condensed Statements of Income           2
   Condensed Statements of Cash Flows       3
   Notes to Condensed Financial Statements  4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                               5, 6, 7

PART II
   Signatures                               8
   Computation of Earnings Per Common Share Exhibit A

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                          Dec. 31, 2002    Sept. 30, 2002

Current Assets
  Cash and Cash Equivalents                   $ 436,969       $   836,042
  Short Term Investments                        288,506           -0-
  Other Current Assets                           50,593            54,597
                                            -----------       -----------
    Total Current Assets                        776,068           890,639
                                            -----------       -----------
  Investments in Real Estate, Net             5,037,567         5,087,576
  Machinery & Equipment, Net                     74,732            76,113
  Unbilled Accounts Receivable                1,165,654         1,181,345
  Other Non-Current Assets                      388,536           402,149
                                            -----------        ----------
  Total Assets                              $ 7,442,557       $ 7,637,822
                                            ===========       ===========


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                          $   63,371        $    7,669
   Accrued Expenses                             285,315           279,346
   Income Taxes Payable                          33,265            -0-
   Current Portion of Mortgage Payable          423,348           414,221
                                             ----------        ----------
      Total Current Liabilities                 805,299           701,236
                                             ----------        ----------
Mortgage Payable, Net of Current
   Portion                                    4,402,004         4,511,321
Deferred Income Taxes                           472,538           472,538
                                             ----------        ----------
      Total Liabilities                       5,679,841         6,685,095
                                             ----------        ----------
Shareholders' Equity
   Common Stock                                  28,769            28,769
   Paid-In-Capital                            9,540,472         9,540,472
   Accumulated Deficit                      ( 7,491,763)      ( 7,541,784)
   Treasury Stock, At Cost                  (   314,762)      (    74,730)
                                             ----------        ----------
      Shareholders' Equity                    1,762,716         1,952,727
                                             ----------        ----------
      Total Liabilities and
      Shareholders Equity                    $7,442,557        $7,637,822
                                             ==========        ==========

                         HOLOBEAM, INC.
                 Condensed Statement of Income

                                                           3 Months Ended
                                                            December 31
                                                       2002              2001
Revenue
   Rental Income                                   $504,475          $496,104
   Interest Income                                    1,368             5,614
   Other                                             -0-               -0-
                                                   --------          --------
      Total Revenue                                 505,843           501,718

Costs and Expenses
   Rental Expenses                                   57,790            55,350
   General and Administrative Expenses              208,754           182,731
   Research and Development                          44,523            41,964
   Interest                                         109,124           116,764
   Other                                              2,366            -0-
                                                   --------          --------
      Total Costs and Expenses                      422,557           396,809
                                                   --------          --------

Income Before Income Taxes                           83,286           104,909

Income Tax Expense                                   33,265            41,900
                                                   --------           -------

Net Income                                         $ 50,021          $ 63,009
                                                   ========          ========

Weighted Average Number of Common
   Shares Outstanding                               278,277           290,317

Net Income Per Share                                  $0.18             $0.22
                                                      =====             =====
                                2

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                               3 Months    3 Months  12 Months
                                                  Ended       Ended      Ended
                                               12/31/02    12/31/01    9/30/02
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                       $    60,677  $   63,009  $ 166,399
                                            -----------  ----------  ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                                  52,988      52,988    216,888
   Amortization                                  14,909      12,260     55,535
   Decrease, (Increase) In:
     Patent and Patent
        Application Costs                   (        30)(        60)(    10,002)
     Accounts Receivable                          -0-         -0-  (        56)
     Unbilled Rents Receivable              (    15,691)      -0-  (    25,465)
     Prepaid Income Taxes                       134,575 (   122,510)(     3,782)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                            61,671     219,534     28,126
   Other                                    (    15,724)        167     27,732
                                            -----------  ---------- ----------
Total Adjustments                               232,698     162,379    288,976
                                            -----------  ---------- ----------
Net Cash Provided (Used) by
   Operating Activities                         293,375     225,388    455,375
                                            -----------  ---------- ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                     (     1,596)      -0-  (    49,082)
   Purchase of Short Term
       Investments                          (   290,779)      -0-         -0-
   Sale of Capital Assets                        -0-          -0-        4,000
                                             ----------   --------- ----------
Net Cash Flows from Investing
   Activities                               (   293,375)      -0-  (    45,082)
                                            -----------   --------- ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                               (   100,190)(    91,820)(  379,609)
   Purchase of Treasury Stock               (   240,031)(    12,225)(  119,105)
   Other                                         -0-          -0-        -0-
                                             ----------   --------- ----------
Net Cash Flows Provided (Used)
   by Financing Activities                  (   340,221)(   104,045)(  498,714)
                                            -----------  ---------- ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     (   399,073)    121,343 (  88,421)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          836,042     924,463    924,463
                                            -----------  ---------- ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $   436,969 $ 1,045,806 $  836,042
                                            ===========  ========== ==========
                                     3

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

December 31, 2002



         In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 2002 and 2001 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 2002.
         For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
         The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2002

(1) Material Changes in Financial Condition
             Cash flows for the three months ended December 31, 2002 from operating activities, principally real estate rental activities, were $293,375.00, up $67,987.00 from the three months ended December 31, 2001.
             During the three months ended December 31, 2002, the Registrant's working capital decreased $218,634.00 to ($29,231.00). This decrease resulted primarily from the Registrant's purchase of treasury stock amounting to $240,031.00 during October 2002. The Registrant does not anticipate any significant additional purchases of treasury stock for the balance of the fiscal year.
             It is the intention of the Registrant to continue funding of the testing associated with the medical staples project. (Reference is made to the Registrant's Annual Reports, Form
    10K, Item 7 for the years ended September 30, 1998, 1999,
    2000, 2001 and 2002.)  During the quarter ended December 31,
    2002, the Registrant incurred costs and expenses in connection with the testing in the amount of $44,523.00. The Registrant anticipates funding of the project for the balance of the fiscal year begun October 21, 2002 will approximate
    $206,000.00 and is not expected to have any materially adverse effect upon the financial condition of the Registrant.
 (2)     Material Changes in the Results of Operations

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2002
             The Registrant's after-tax income for the three months ended December 31, 2002 was $50,021.00, which decreased
    $12,988.00 when compared to the three months ended December
    31, 2001. The decrease resulted from lower interest income from the Registrant's cash equivalents, which are held in money market funds, and from increases in costs that are routine and incidental to the Registrant's real estate rental activities.
             As previously reported, the Registrant intends to continue funding of the surgical staple project during the fiscal year begun October 1, 2002.
             Final tests are underway but there are no definitive conclusions at this point. As soon as results are available, the Registrant will decide upon additional commitments. If the tests do not produce satisfactory results, the project will be abandoned.
             The Registrant spent $44,523.00 on the project during the quarter ended December 31, 2002 and has budgeted an additional $206,000.00 for the balance of the fiscal year in support of the present testing phase. When definitive results are obtained, the Registrant will decide upon additional financial support for the project.
             Further, the Registrant contributed approximately $96,800.00 to the defined benefit pension plan during the

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2002
         quarter ended December 31, 2002. The contributions are charged to operations and included in administrative expenses on the Condensed Statement of Income.
    Funding of the surgical staples project and the continued funding of the pension plan are not expected to have any materially adverse effect upon the financial condition of the Registrant.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 2002

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.

By     William M. Hackett

Date   February 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
         Melvin S. Cook
         President and Chairman of the Board

Date:    February 11, 2003


By:      William M. Hackett
         William M. Hackett
         Director and Treasurer

Date:    February 11, 2003


By:      Beverly Cook
         Beverly Cook
         Director and Secretary

Date:    February 11, 2003

CERTIFICATIONS

    (a) The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 31, 2002 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002, including corrective actions with regard to significant deficiencies and material weaknesses. As of December 31, 2002, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


    I, William M. Hackett, Treasurer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Holobeam, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   02/11/03
                                  William M. Hackett, Treasurer
                                  William M. Hackett
                                  Treasurer


    I, Melvin S. Cook, President, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Holobeam, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   02/11/03
                                  Melvin S. Cook, President
                                  Melvin S. Cook
                                  President

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 2002



                                                   Three Months Ended
                                                            December 31,
                                                     2002        2001
PRIMARY
   Net Income                                       $ 50,021    $ 63,009
SHARES
   Weighted Average Number of Common
      Shares of Outstanding                          278,277     290,317

Earnings Per Share                                     $0.18       $0.22