Form 10-Q/A
period 2002-12-31
HOLOBEAM INC
filed 2003-03-05
CIK 48105

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
                                                      =====             =====
                                2

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                               3 Months    3 Months  12 Months
                                                  Ended       Ended      Ended
                                               12/31/02    12/31/01    9/30/02
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                       $    50,021  $   63,009  $ 166,399
                                            -----------  ----------  ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     by Operating Activities:
   Depreciation                                  52,988      52,988    216,888
   Amortization                                  14,909      12,260     55,535
   Decrease, (Increase) In:
     Patent and Patent
        Application Costs                   (        30)(        60)(    10,002)
     Accounts Receivable                          -0-         -0-  (        56)
     Unbilled Rents Receivable                   15,691       -0-  (    25,465)
     Prepaid Income Taxes                        33,265 (   122,510)(     3,782)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                            61,671     219,534     28,126
   Other                                          5,008         167     27,732
                                            -----------  ---------- ----------
Total Adjustments                               183,502     162,379    288,976
                                            -----------  ---------- ----------
Net Cash Provided (Used) by
   Operating Activities                         233,523     225,388    455,375
                                            -----------  ---------- ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                     (     1,596)      -0-  (    49,082)
   Purchase of Short Term
       Investments                          (   290,779)      -0-         -0-
   Sale of Capital Assets                        -0-          -0-        4,000
                                             ----------   --------- ----------
Net Cash Flows from Investing
   Activities                               (   292,375)      -0-  (    45,082)
                                            -----------   --------- ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                               (   100,190)(    91,820)(  379,609)
   Purchase of Treasury Stock               (   240,031)(    12,225)(  119,105)
   Other                                         -0-          -0-        -0-
                                             ----------   --------- ----------
Net Cash Flows Provided (Used)
   by Financing Activities                  (   340,221)(   104,045)(  498,714)
                                            -----------  ---------- ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     (   399,073)    121,343 (  88,421)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          836,042     924,463    924,463
                                            -----------  ---------- ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $   436,969 $ 1,045,806 $  836,042
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