Form 10-Q
period 2003-03-31
HOLOBEAM INC
filed 2003-05-14
CIK 48105

HOLOBEAM, INC.
                       217 First Street
                         P.O. Box 287
               Ho-Ho-Kus, New Jersey 07423-0287








                                          May 12, 2003



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re:         Holobeam, Inc.           File No. 0-3385

Gentlemen:

            Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended March 31, 2003, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: March 31, 2003

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

             274,615 Common Shares at May 5, 2003

                       HOLOBEAM, INC.
                            INDEX

PART I                                    PAGE NO.
Financial Statements
   Condensed Balance Sheets                         1
   Condensed Statements of Income                   2
   Condensed Statements of Cash Flows               3
   Notes to Condensed Financial Statements          4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
    Operations                                     5 - 7

PART II
   Signatures               	                    8
   Certifications                                 9 - 11
   Computation of Earnings Per Common Share      Exhibit A

                          PART I

                      HOLOBEAM, INC.
                 Condensed Balance Sheets

                          ASSETS

                              March 31,2003     Sept. 30, 2002
                              -------------     --------------
Current Assets
  Cash and Cash Equivalents $   806,288        $   836,042
  Short Term Investments        -0-                -0-
  Other Current Assets           65,872             54,597
                            -----------        -----------
    Total Current Assets        872,160            890,639
                            -----------        -----------
Investments in Real
   Estate, Net                4,987,556          5,087,576
  Machinery & Equipment, Net     71,755             76,113
 Unbilled Accounts Receivable 1,149,963          1,181,345
  Other Non-Current Assets      376,912            402,149
                            -----------         ----------
  Total Assets              $ 7,458,346        $ 7,637,822
                            ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable          $   63,371         $    7,669
   Accrued Expenses             290,689            279,346
   Income Taxes Payable          78,323             -0-
   Current Portion of
     Mortgage Payable           432,682            414,221
                             ----------         ----------
   Total Current Liabilities    865,065            701,236
                             ----------         ----------
Mortgage Payable, Net of Current
   Portion                    4,290,269          4,511,321
Deferred Income Taxes           472,538            472,538
                             ----------         ----------
      Total Liabilities       5,627,872          5,685,095
                             ----------         ----------
Shareholders' Equity
   Common Stock                  28,769             28,769
   Paid-In-Capital            9,540,472          9,540,472
   Accumulated Deficit      ( 7,424,005)       ( 7,541,784)
   Treasury Stock, At Cost  (   314,762)       (    74,730)
                             ----------         ----------
      Shareholders' Equity    1,830,474          1,952,727
                             ----------         ----------
      Total Liabilities and
      Shareholders Equity    $7,458,346         $7,637,822
                             ==========         ==========

                        HOLOBEAM, INC.
                Condensed Statement of Income

                       Three Months Ended      Six Months Ended
                            March 31,            March 31,
                      ------------------     ----------------
                             2003      2002      2003     2002
                             ----      ----      ----     ----
Revenue
 Rental Income           $504,477  $496,104$1,008,952$ 992,208
 Interest Income           13,360     2,177    14,728    7,791
 Other                     13,630     -0-      13,630  -0-
                         --------  ---------------------------
    Total Revenue         531,467   498,281 1,037,310  999,999
                         --------  ---------------------------

Costs and Expenses
 Rental Expenses           57,793    55,200   115,583  110,550
 General and Admin.
   Expenses               216,123   227,430   424,877  410,161
 Research and Development  42,982    73,255    87,505  115,219
 Interest                 103,975   114,739   213,099  231,503
 Other                     (2,222)      103       144      103
                           ------  ---------------------------
Total Costs and Expenses  418,651   470,727   841,208  867,536
                         --------  ---------------------------

Income Before Income Taxes112,816    27,554   196,102  132,463

Income Tax Expense         45,058    11,015    78,323   52,915
                          -------  ---------------------------

Net Income               $ 67,758  $ 16,539 $ 117,779$  79,548
                         ========  ======== ==================

Weighted Average Number of
 Shares Outstanding      274,985    288,075   276,649  289,208

Net Income Per Share        $0.25     $0.06     $0.43    $0.28

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                    6 Months 6 Months 12 Months
                                       Ended    Ended     Ended
                                     3/31/03  3/31/02   9/30/02
                                     -------  -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income, (Loss)                $117,779 $ 79,548  $166,399
                                    -------- --------  --------
  Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
  Depreciation                       105,975  105,975   216,888
    Amortization                      28,469   27,120    55,535
    Decrease, (Increase) In:
  Patent and Patent
  Application Costs                   (3,232)  (3,439)  (10,002)
  Accounts Receivable                 -0-      -0-          (56)
  Unbilled Rents Receivable           31,382   -0-      (25,465)
  Prepaid Income Taxes               (11,275)  -0-       (3,782)
  Increase, (Decrease) In:
  Accounts Payable and
  Accrued Expenses                   145,367  56,522     28,126
  Other                               -0-     30,096     27,732
                                 ----------- -------    -------
Total Adjustments                    296,686 216,274    288,976
                                 ----------- -------    -------
Net Cash Provided (Used) by
  Operating Activities               414,465 295,822    455,375
                                 ----------- -------    -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Capital Expenditures              (1,596) (55,083)  (49,082)
  Purchasing of Short Term
     Investments                    (290,779)  -0-        -0-
  Sale of Short Term Investments     290,779   -0-        -0-
  Sale of Capital Assets              -0-      -0-        4,000
                                 ----------- -------  ---------
Net Cash Flows from Investing
  Activities                         (1,596) (55,083)  (45,082)
                                      ------  -------   -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Principal Payments on First
    Mortgage                        (202,591)(185,665) (379,609)
  Purchase of Treasury Stock        (240,032) (44,374) (119,105)
  Other                               -0-        -0-        -0-
                                 -----------  -------   -------
Net Cash Flows Provided (Used)
  by Financing Activities           (442,623)(230,039) (498,714)
                                    -------- --------  --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               (29,754)  10,700   (88,421)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                836,042  924,463   924,463
                                 -----------  -------   -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                    $ 806,288$ 935,163 $ 836,042
                                   ================== =========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

March 31, 2003



   In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 2003 and 2002 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 2003.
   For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
   The results of operations for the three months and six months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for a full year.

                        HOLOBEAM, INC.
                           Form 10Q
 Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                        March 31, 2003


(1)         Material Changes in Financial Condition
             During the three months ended March 31, 2003,
            the Registrant's working capital increased
            $36,326.00 while recording a decrease of $189,403.00 for the six months then ended.
             In addition, cash flows from the Registrant's
            operating activities, primarily real estate rental activities, for the six months ended March 31, 2003 were $414,465.00, representing an increase of $118,643.00 when compared to the cash flows provided by operating activities for the same period in 2002.
             As previously reported, the Registrant's
            working capital was negatively affected by purchases of Treasury Stock during the quarter ended December 31, 2002. Total Treasury shares purchased through March 31, 2003 were 9,412 shares at a cost of $240,032.00. No substantial future purchases of Treasury Stock are anticipated at this time. (Reference is made to the Registrant's Form 10Q-A, Management's Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2002.)
             During the month of March 2003, the Registrant
            received final conclusive results of the surgical staples project. The

                        HOLOBEAM, INC.
                           Form 10Q
 Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                        March 31, 2003

              definitive testing revealed that the
            advantages of the novel staples were not enough to justify continuation of engineering and testing.
                 As a result of the final studies,
            experiments, testing and engineering together with the Registrant's funding were terminated.
               The Registrant does not anticipate additional
            funding requirements other than those necessary to finalize activities connected with the project.
               (2) Material Changes in the Results of Operations The Registrant's after-tax income for the three months and six months ended March 31, 2003 was $67,758.00 and $117,779.00, respectively. The results of operations for the three months and six months then ended represents increases of $51,219.00 and $38,231.00 when compared to the after-tax income for the same periods one year ago.
               The improvements are attributed to increases
            in rental income associated with the Registrant's operating leases, increased interest income resulting from interest earned on short-term investments, and a gain approximating $13,000.00 on sales of short-term investments.
                 During the quarter ended March 31, 2003, the
            Registrant

                        HOLOBEAM, INC.
                           Form 10Q
 Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                        March 31, 2003
             funded the surgical staples project in the amount
            of $42,982.00, which represents the anticipated final costs associated with the project. Results of final tests indicated that the benefits of the staple and its application method did not justify additional funding of experiments. As a result, the Registrant terminated the project in March 2003. Future expenditures associated with the project will be limited to those in connection with windup of the project.
               In addition, the Registrant contributed
            approximately $96,700.00 to the defined benefit pension plan during the quarter ended March 31, 2003. The contributions are charged to administrative expenses on the Condensed Statement of Income.
             Continued funding of the contributions to the
            defined benefits plan are not expected to have a materially adverse effect upon the Registrant's financial condition.

                           PART II

                        HOLOBEAM, INC.
                          Signatures
                           Form 10Q
                        March 31, 2003

                          Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.

By     William M. Hackett

Date   May 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:              Melvin S. Cook
                 Melvin S. Cook
                 President and Chairman of the Board

Date:       May 12, 2003


By:              William M. Hackett
                 William M. Hackett
                 Director and Treasurer

Date:       May 12, 2003


By:              Beverly Cook
                 Beverly Cook
                 Director and Secretary

Date:       May 12, 2003

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

            (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002, including corrective actions with regard to significant deficiencies and material weaknesses. As of March 31, 2003, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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

            4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the Registrant and have:

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


Date: May 12, 2003
                                          William M. Hackett,
Treasurer
                                          William M. Hackett
                                          Treasurer


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

            4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the Registrant and have:

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


Date: May 12, 2003
                                          Melvin S. Cook,
President
                                          Melvin S. Cook
                                          President
                               12

                                                   Exhibit A

                        HOLOBEAM, INC.
    Statement of Computation of Per Common Share Earnings
                           Form 10Q
                        March 31, 2003


                          Three Months     Six Months
                        Ended March 31,   Ended March 31,
                         ------------------ ------------
                          2003     2002     2003    2002
                         ------   ------   ------  ------

PRIMARY

  Net Income          $ 67,758 $ 16,539 $117,779$ 79,548

SHARES

  Weighted Average
  Number of Common
  Shares Outstanding   274,985  288,075 276,649  289,208

  Earnings Per Share     $0.25    $0.06    $0.43   $0.28