Form 10-Q
period 2003-06-30
HOLOBEAM INC
filed 2003-08-12
CIK 48105

HOLOBEAM, INC.
                  217 First Street
                    P.O. Box 287
          Ho-Ho-Kus, New Jersey 07423-0287








                                  July 28, 2003



U.S. Securities and Exchange Commission
6432 General Green Way
Alexandria, VA 22312

Attn: File Support

Re: Holobeam, Inc.           File No. 0-3385

Gentlemen:

    Enclosed you will find one (1) paper format copy of Form 10Q for the Quarter ended June 30, which has been previously filed via the Edgar system.

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

FOR QUARTER ENDED: June 30, 2003

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

       274,685 Common Shares at July 27, 2003

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
  Computation of Earnings Per Common Share  Exhibit A

PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                         June 30,2003  Sept.30,2002
Current Assets
  Cash and Cash Equivalents               $   792,610   $   836,042
  Short Term Investments                      -0-           -0-
  Other Current Assets                         77,262        54,597
                                          -----------   -----------
    Total Current Assets                      869,872       890,639
                                          -----------   -----------
  Investments in Real Estate, Net           4,937,547     5,087,576
  Machinery & Equipment, Net                   68,777        76,113
  Unbilled Accounts Receivable              1,134,272     1,181,345
  Other Non-Current Assets                    363,584       402,149
                                          -----------    ----------
  Total Assets                            $ 7,374,052   $ 7,637,822
                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                        $    2,996    $    7,669
   Accrued Expenses                           261,343       279,346
   Income Taxes Payable                       131,475        -0-
   Current Portion of Mortgage Payable        442,229       414,221
                                           ----------    ----------
      Total Current Liabilities               838,043       701,236
                                           ----------    ----------
Mortgage Payable, Net of Current
   Portion                                  4,176,064     4,511,321
Deferred Income Taxes                         472,538       472,538
                                           ----------    ----------
      Total Liabilities                     5,486,645     5,685,095
                                           ----------    ----------
Shareholders' Equity
   Common Stock                                28,769        28,769
   Paid-In-Capital                          9,540,472     9,540,472
   Accumulated Deficit                    ( 7,359,778)  ( 7,541,784)
   Treasury Stock, At Cost                (   322,056)  (    74,730)
                                           ----------    ----------
      Shareholders' Equity                  1,887,407     1,952,727
                                           ----------    ----------
      Total Liabilities and
      Shareholders Equity                  $7,374,052    $7,637,822
                                           ==========    ==========

                                    1
                           HOLOBEAM, INC.
                     Condensed Statement of Income

                                   Three Months Ended   Nine Months Ended
                                        June 30,             June 30,
                                       2003      2002       2003       2002
Revenue
 Rental Income                     $504,475  $496,105 $1,513,427 $1,488,313
 Interest Income                      1,283     2,990     16,011     10,781
         Other                        2,083     -0-       15,713     -0-
                                   --------  --------  --------- ----------
   Total Revenue                    507,841   499,095  1,545,151  1,499,094
                                   --------  --------  ---------  ---------

Costs and Expenses
 Rental Expenses                     55,778    55,200    171,361    165,750
 General and Admin. Expenses        188,063   209,438    612,940    619,599
 Research and Development            43,433    50,292    130,938    165,511
 Interest                           103,163   112,670    316,262    344,173
         Other                           26        18        170        121
                                   --------  --------  --------- ----------
   Total Costs and Expenses         390,463   427,618  1,231,671  1,295,154
                                   --------  --------  --------- ----------

Income Before Income Taxes          117,378    71,477    313,480    203,940

Income Tax Expense                   53,152    28,585    131,475     81,500
                                    -------  --------  --------- ----------

Net Income                         $ 64,226  $ 42,892  $ 182,005 $  122,440
                                   ========  ========  ========= ==========

Weighted Average Number of
 Shares Outstanding                271,242    286,738    275,001    288,379

Net Income Per Share                  $0.24     $0.15      $0.66      $0.43
                                      =====     =====      =====      =====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                         9 Months     9 Months    12 Months
                                            Ended        Ended        Ended
                                          6/30/03      6/30/02      9/30/02
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income, (Loss)                   $182,005     $122,440     $166,399
                                         --------     --------     --------
    Adjustments to Reconcile Net
    Income to Net Cash Provided
     by Operating Activities:
    Depreciation                          158,963      158,963      216,888
    Amortization                           42,029       40,680       55,535
    Decrease, (Increase) In:
    Patent and Patent
    Application Costs                      (3,463)      (6,407)     (10,002)
    Accounts Receivable                    -0-          -0-             (56)
    Unbilled Rents Receivable              47,073       -0-         (25,465)
    Prepaid Income Taxes                      -0-       -0-          (3,782)
    Increase, (Decrease) In:
    Accounts Payable and
    Accrued Expenses                      108,799       67,318       28,126
    Other                                 (22,667)      26,192       27,732
                                          -------    ---------    ---------
Total Adjustments                         330,734      286,746      288,976
                                        ---------    ---------    ---------
Net Cash Provided (Used) by
    Operating Activities                  512,739      409,186      455,375
                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Capital Expenditures                   (1,596)     (49,083)     (49,082)
    Purchasing of Short Term
     Investments                         (290,779)      -0-           -0-
    Sale of Short Term Investments        290,779       -0-          -0-
    Sale of Capital Assets                -0-            4,000        4,000
                                       ----------  -----------    ---------
Net Cash Flows from Investing
    Activities                             (1,596)     (45,083)     (45,082)
                                           ------      -------      -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
    Principal Payments on First
      Mortgage                           (307,249)    (281,580)    (379,609)
    Purchase of Treasury Stock           (247,326)     (83,854)    (119,105)
    Other                                  -0-          -0-           -0-
                                        ---------    ---------     --------
Net Cash Flows Provided (Used)
    by Financing Activities              (554,575)    (365,434)    (498,714)
                                          -------     --------     --------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                  (43,432)      (1,331)     (88,421)
                                          -------       ------      -------
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                   836,042     (924,463)     924,463
                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                       $ 792,610    $ 923,132    $ 836,042
                                        =========    =========    =========

                   HOLOBEAM, INC.
       Notes to Condensed Financial Statements
                       Form 10Q

                    June 30, 2003



     In the opinion of the Registrant, the
accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 2003 and 2002 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 2003 and 2002.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for a full year.

                    HOLOBEAM, INC.
                       Form 10Q
  Management's Discussion and Analysis of Financial
                      Condition
              and Results of Operations
                    June 30, 2003

(1) Material Changes in Financial Condition
             During the three months and nine months
    ended June 30, 2003, the Registrant's working capital increased $7,095.00 and decreased
    $157,574.00 respectively. The negative change in working capital results primarily from purchases of treasury stock amounting to $247,326.10 for the period ended June 30, 2003. The Registrant does not anticipate any additional material treasury stock purchases for the balance of the fiscal year begun October 1, 2002.
             Cash flows provided by the Registrant's real estate rental activities for the three months and nine months ended June 30, 2003 were $98,724.00 and $512,739.00 respectively, which represents an increase of $103,553.00 when compared to the cash flows provided by operating activities for the nine months ended June 30, 2002.
             As previously reported, the Registrant's research efforts with surgical staples and their application have been discontinued effective
    March 31, 2003. Funding for the project by the Registrant was also terminated effective March
    31, 2003 as the final test results indicated insufficient advantages of the staples.

                    HOLOBEAM, INC.
                       Form 10Q
  Management's Discussion and Analysis of Financial
                      Condition
              and Results of Operations
                    June 30, 2003

             The Registrant does not anticipate
    additional funding requirements other than those required to terminate the project and to wind down activities associated with the project. The Registrant projects the future expenditures in connection with the project termination to approximate $65,000.00.
    (Reference is made to the Registrant's form 10Q for the Quarter ended March 31, 2003,
    Managements Discussion and Analysis of
    Financial Condition and Results of Operations.)
             In the opinion of the Registrant, the cash flows provided by its operations, principally real estate rental activities, is sufficient to provide the funding for the Registrant's requirements with no materially adverse effect upon the Registrant's financial condition.
        (2)  Material Changes in the Results of
    Operations
             During the three months and nine months
    ended June 30, 2003, the Registrant's after-tax income was $64,226.00 and $182,005.00 respectively.  Such results represent
    improvement to the results recorded for the same periods one year ago in the amounts of $21,334.00 and $59,565.00 respectively.
             The increased income can be ascribed to
    increases in the Registrant's rental income associated with the Registrant's

                    HOLOBEAM, INC.
                       Form 10Q
  Management's Discussion and Analysis of Financial
                      Condition
              and Results of Operations
                    June 30, 2003

        operating leases, decreases in expenses
    associated with the Registrant's surgical staples project, decreases in interest expense and decreases associated with the general and administrative expenses.
             During the quarter ended June 30, 2003,
    the Registrant had costs approximating
    $25,000.00 associated with the termination of the surgical staples project. Future expenditures in connection with the project are expected to be less than $65,000.00 as the project winds down.
             In the quarter ending June 30, 2003, the Registrant contributed $70,610.00 to the defined benefit pension plan. The contributions are made quarterly and charged to administrative expense on the condensed statement of income.
             The Registrant intends to continue funding of the plan and such funding is not expected to have a materially adverse effect upon the Registrant's financial condition and results of operation.

                       PART II

                    HOLOBEAM, INC.
                      Signatures
                       Form 10Q
                    June 30, 2003

                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.

By     William M. Hackett

Date   July 27, 2003

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-

trant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
         Melvin S. Cook
         President and Chairman of the Board

Date:    July 28, 2003


By:      William M. Hackett
         William M. Hackett
         Director and Treasurer

Date:    July 27, 2003


By:      Beverly Cook
         Beverly Cook
         Director and Secretary

Date:    July 28, 2003

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

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002, including corrective actions with regard to significant deficiencies and material weaknesses. As of June 30, 2003, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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


Date: July 27, 2003
                                  William M. Hackett,
Treasurer
                                  William M. Hackett
                                  Treasurer


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


Date: July 28, 2004
                                  Melvin S. Cook,
President
                                  Melvin S. Cook
                                  President

                                           Exhibit A

                    HOLOBEAM, INC.
     Statement of Computation of Per Common Share
                       Earnings
                       Form 10Q
                    June 30, 2003


                                         Nine Months Ended
                                             June 30
                                        2003          2002
PRIMARY
 Net Income (Loss)                   $182,005        $122,440
SHARES
 Weighted Average Number of Common
    Shares of Outstanding             275,001         288,379

Primary Earnings Per Share              $0.66           $0.43