Form 10-K
period 2003-09-30
HOLOBEAM INC
filed 2003-12-23
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 2003, Commission file
                           ------------------
number 03385
       -----

                 HOLOBEAM, INC.
--------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

Delaware                                    22-1840647
-----------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)                Identification No.)

217 First Street, P.O. Box 287, Ho-Ho-Kus, NJ   07423-0287
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code 201-445-2420
                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:

                                        Name of exchange on which
          Title of each class                  registered
          -------------------           -------------------------
Common Stock, Par Value $0.10 per share     Over the Counter

Securities registered pursuant to Section 12(g) of the Act:


-----------------------------------------------------------------
                         (Title of Class)


-----------------------------------------------------------------
                         (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x     No
                                               ---       ---
          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $5,406,543.00 at
                                              ------------
November 20, 2003 computed on the average of the bid and asked prices for Holobeam, Inc. common shares at November 20, 2003.
          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 273,749 common Shares at December 12,2003.
                  -----------------------------------------

               DOCUMENTS INCORPORATED BY REFERENCE.
               ------------------------------------
1.Annual Report Form 10K for the year ended September 30, 1994. 2.Financial Statements for the year ended September 30, 1995. 3.Financial Statements for the years ended September 30, 1990 and 1989.
4.Annual Report Form 10K for the years ended September 30, 1996 and 1997.
5.Holobeam, Inc. Defined Benefit Plan.
6.Financial Statements for the years ended September 30, 1998 and 1999.
7.Financial Statements for the years ended September 30, 2000 and 1999.
8.Financial Statements for the years ended September 30, 2001 and 2002.
9.Financial Statements for the years ended September 30, 2002 and 2003.
10.Annual Reports on Form 10K for the years ended September 30, 1998, 1999, 2000, 2001 and 2002.
11.Quarterly Reports on Form 10Q for the Quarter Ended June 30,
2003.

                              PART I
                              ------
Item 1.  Business
-----------------
     (a)  In General.  The Registrant was organized in October,
     ---  ----------
1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate and was formerly engaged in developing surgical staples and the technology used to apply the staples.
     (b)  Industry Segments.  For financial information in regard
     ---  -----------------
to Industry Segments, reference is made to Note 12 to the Financial Statements for the years ended September 30, 2003,
2002 and 2001.
     (c)  Description of Business.
     ---  -----------------------

          (I)  Principal Activities and
          (ii) Status of products and Real Estate
Properties.
                         Medical Staples
                         ---------------
     The Registrant has discontinued its efforts in the area of medical staples for use in internal surgery. Several United States Patents and foreign patents were received covering a novel staple. The staple has been produced and animal testing took place during 2003, 2002 and 2001. Final test results indicated insufficient commercial value for the staple. As a result, the Registrant discontinued funding for the project during 2003.
          Real Estate Development and Rental Activities
          ---------------------------------------------
     The Registrant has rented two buildings it owns located at A&S Drive, Paramus, New Jersey: one to The Sports Authority,
Inc. and the other to Comp USA, both for retail purposes.
          (iii)      Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities were acquired through commercial businesses engaged in the distribution of such supplies.
          (iv) Patents.
     The Registrant has filed several patent applications and has several patents issued in connection with medical staples for use in internal surgery. These applications and patents are as follows:



No. Serial No.               Title of Invention   Issue Date
--- ----------               ------------------   ----------

1.  PCT/US94/02227           Staples                03/01/94

2.  08/512,766               Staples                08/09/95

3.  08/228,058               Staples                08/29/95

4.  Canadian Pat. No.        Improved Staples       08/18/98
      2,155,750             (PCT NAT)

5.  European Pat.94910801.3  Staples                03/01/94

6.  Australian Pat.63568/94  Improved Staples       09/15/94

7.  Japanese Pat. 6-520120   Staples                03/01/94

8.  Brazilian Pat.           Staples                03/01/94
    PCT/US94/02227

9.  08/502,988               Staple Overlap      08/18/95

10. 07/753,116               Surgical Stapling      01/19/93
                             Method

11. 07/934,858               Surgical Stapling      11/23/93
                             Method

12. 08/024,501               Staples                08/30/94

13. US Pat. #5,445,648       Staples                08/29/95

14. US Pat. #5,342,396       Staples                08/30/94

15. US Pat. #5,263,973       Surgical Stapling      11/23/93
                              Method

16. US Pat. #5,667,527       Staples                09/16/97

17. US Pat. #5,749,896       Staple Overlap         05/12/98

18. Japanese Pat. #2672713   Improved Staples       07/11/97

19. Brazilian Pat.#9405840-7 Improved Staples       09/01/95

20. US Pat. #6,083,242       Improved Staples       07/04/00

21. Australian Pat. #704533  Improved Staples       08/05/99

    During 2003 the Registrant's research activities in connection with the surgical staples was terminated. As a result, the unamortized portion of the Patents and Patent Applications costs associated with the surgical staple project were written off and charged to operations. Such write-off amounted to $60,052.00.
             (v) Non-seasonal Business.
     The Registrant does not believe that its products are subject to material seasonal changes.
            (vi) Working Capital.
     Not relevant.
           (vii) Customers.
     Not relevant.
          (viii) Backlog.
     Not relevant.
            (ix) Governmental Contracts.  Not relevant.
             (x) Competition.
     During 2003 the Registrant discontinued its activities with respect to medical staples and their application.
Results of the final phase of tests did not indicate sufficient commercial feasibility for the technology developed by the Registrant and funding of engineering and research was terminated.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes during the period when the Registrant was seeking suitable tenants for its rental properties.
     The obsolete style of the building owned by the Registrant prior to and during 1991 made the attraction of suitable tenants difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for the adjacent site.
     In December 1991, the necessary change in zoning was approved. The then existing building was rented to The Sports Authority, Inc., a retailer of sporting goods. This building was substantially renovated by The Sports Authority, Inc. and Holobeam reimbursed them for their costs in connection with this renovation.
     During 1994, a 31,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased to The Sports Authority, Inc. for use as a Computer City retail store. Tandy Corp., parent corporation of Computer City, commenced paying rent in October 1994. Holobeam reimbursed Tandy Corporation $1,189,675 as an allowance for costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained. During 1998, Computer City Retail Stores were acquired by Comp USA. On January 23, 2000, Comp USA entered into a merger agreement with Grupo Sanborns, S.A. de C.V. and TPC Acquisition Corp., a subsidiary of Grupo Sanborns, S.A. de C.V. Tandy Corp. remains on the lease as guarantor.
            (xi) Research and Development.
     The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 2003 and 2002, the Registrant expended $172,746.00 and $214,031.00, respectively, in connection with the furtherance of this activity. Such costs have been currently expensed to operations and consist principally of materials, supplies and costs associated with design and development. During 2003 the Registrant terminated funding for the surgical staples project. (Reference is made to Form 10Q, Management's Discussion and Analysis of Financial Conditions and Results of Operations for the Quarter Ended June 30, 2003.)
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     The Registrant's activities with regard to medical staple technology were limited to engineering, development and animal testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.
     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.
          (xiii) Employees.
     At September 30, 2003 the Registrant employed three persons as compared to three persons at September 30, 2002 and three persons at September 30, 2001.
    (d)  Financial Information About Foreign and Domestic
    ---  ------------------------------------------------
         Operations and Export Sales.
         ---------------------------
     The Registrant is not engaged in foreign operations and does not export to foreign countries.

Item 2.  Properties
-------------------
     The Registrant's headquarters and principal facilities are located at 217 First Street, Ho-Ho-Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space. The Registrant owns two office buildings, one of 62,000 square feet and another of 31,000 square feet located at 50 A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982. (Reference is made to Notes 4, 8, 9 and 10 to the Financial Statements for the fiscal years ended September 30, 1995, 1991, 1990 and 1989.)
     Pertinent information concerning the Registrant's properties is as follows. (Reference is made to Schedule XI of the Registrant's Financial Statements accompanying Form 10K for the years ended September 30, 1997 and 1996.)

                           Building              Building
                         Paramus, NJ            Paramus,NJ
                         -----------            ----------

Year Acquired                 1971                 1994

Gross Square Footage         62,000               31,000

Percent Leased at 09/30/03    100%                 100%

Acquisition Cost          $  718,881          $2,592,513 (2)

Capital Improvements Since
Acquisition                $3,649,850  (1)           -0-

Total Investment           $4,587,133  (3)    $2,826,843 (4)

Mortgage Balance           $4,511,328            $ -0-

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

     (4)  Includes land cost of $234,370 for the 31,000 sq.
          ft. building.

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

                  2003           100%
                  2002           100%
                  2001           100%
                  2000           100%
                  1999           100%
     The building owned by the Registrant and under lease to Tandy Corp. (now occupied by CompUSA) has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made in 1996, 1997, 1998, 1999, 2000, 2001,
2002 or 2003.
                            1994       1993        1992
                            ----       ----        ----
Zoning Changes and
Site Plan Approvals:
  Legal Fees               $ 2,859   $ 10,093    $ 15,840
  Governmental Fees         11,827     55,811      19,990
  Engineering               11,049     39,171      57,954
  Paramus Park               -0-         -0-      200,000
                           -------   --------     -------

     Total Related Costs   $25,735   $105,075    $293,784
                           =======    =======     =======

     The payment of $200,000 during 1992 to Paramus Park was a one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in connection with professional services rendered to obtain governmental approvals.
     No payments to affiliated parties were made in connection with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval.
     During 1998, Computer City, Inc. retail stores were acquired by CompUSA, Inc., another retailer of computers, computer accessories and software. The Registrant accepted assignment of the Computer City lease by CompUSA and Tandy Corporation remains on the lease as the guarantor.
Item 3.  Legal Proceedings.
---------------------------
     There are no legal proceedings of a material nature to
which the Registrant
is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission to Matters to a Vote of Security Holders.
-------------------------------------------------------------
     None.

                            PART II
Item 5.  Market for the Registrant's Common Stock and Related
-------------------------------------------------------------
Stockholder
-----------
         Matters.
         --------
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price listed (Source: S&P Comstock) on December 12, 2003 was $26.00 per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 12, 2003 was 449.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 2003, 2002 or 2001 fiscal years. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Re-

quirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
     (d)  Changes in Securities.
     (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
     The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows: (Source: Over the Counter Bulletin Board [OTCBB]).

                              2003                 2002
                              ----                 ----
                         high       low      high       low
                         ----       ---      ----       ---

Quarter Ended Dec. 31    25.50     20.00     15.00     14.50

Quarter Ended Mar. 31    26.00     17.00     25.00     18.00

Quarter Ended June 30    24.00     17.00     23.50     21.00

Quarter Ended Sept. 30   23.00     17.00     22.00     22.00

     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.
Item 6.  Selected Financial Data.
--------------------------------
     Financial information for the five-year period commencing October 1, 1998 and ending September 30, 2003 is presented below.

                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,

                                                                         RESTATED
                                                                   --------------------
                         2003         2002           2001           2000           1999
                         ----         ----           ----           ----           ----

Gross Income        $2,086,635     $2,071,508     $2,105,020     $2,109,860     $2,053,703
Net Income (Loss)      204,370        166,399        168,830        220,147        273,953
Weighted Average
  Number
  of Common Shares
  Outstanding          275,642        287,518        290,960        294,013        298,101
Earnings Per
   Share (Loss)           0.74           0.58           0.58           0.75           0.92
Total Assets         7,298,664      7,637,822      7,931,825      8,143,623      8,252,151
Long-Term Debt       4,059,346      4,511,321      4,925,540      5,305,149      5,653,044
Shareholders' Equity 1,902,922      1,952,727      1,905,433      1,767,071      1,628,040
Gross Rental Income  2,053,703      2,053,703      2,053,703      2,053,703      2,053,703
Net Rental Income    1,798,151      1,795,141      1,794,699      1,790,823      1,795,908

It should be noted that years ended 2000 and 1999 have been restated. (Reference is made to Note 16 to the financial statements of the Registrant for the year ending September 30, 2001.)

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and
-------------
         Results of Operations.
         ----------------------
     (1)  Liquidity.
     ---  ----------
               Cash flows generated from operating activities during 2003 were $736,367.00 and were generated principally from the Registrant's real estate rental activities.
               The Registrant anticipates that cash flows associated with the real estate rental segment of its business will be sufficient to sustain operations during the terms of the operating leases on the properties owned by the Registrant in Paramus, New Jersey. (Reference is made to Note 3 of the accompanying financial statements for the years ended September 30, 2003 and 2002.)
               Minimum future rental income on the non-cancellable operating leases totals $17,303,862.00 and are expected to produce sufficient cash flows to fund the Registrant's activities through 2012, provided that there are no extraordinary events that would cause early termination of the operating leases.
               The operating leases are with Tandy
     Corporation/CompUSA and The Sports Authority, Inc. and expire in 2009 and 2012, respectively. Both leases contain options for renewal periods of five (5) years.
               During 2003, the Registrant's working capital decreased to $38,569.00, which represents a decrease of $150,834.00 when compared to the working capital at September 30, 2002. It is the opinion of the Registrant that sufficient cash flows will be provided by current revenues to sustain the Registrant's operating activities over the remaining terms of the operating leases.

     (2)  Capital Resources.
     ---  ------------------

               During 2003 the Registrant discontinued its funding of the experiments and engineering in connection with the surgical staples and their application. (Reference is made to Annual Report, Form 10K, Item 7., for the years ended September 20, 2000, 2001, 2002 and 2003.) The final phase of tests did not indicate sufficient commercial value for the Registrant to continue its financial support of the project and as a result, the testing, engineering and experiments were terminated during the third quarter of fiscal 2003.
               The Registrant's expenditures for the surgical staple development totalled $172,746.00 during 2003, down $41,285.00 when compared to 2002 expenses. Such decrease represents the reduction in expenses associated with the abandonment of the project. No expenditures for the project are expected during 2004.
               During 2003, the Registrant contributed $347,040.00 to its defined benefit pension plan for the year ended September 30, 2003. The contribution was charged to operations during each quarter of the year. The
     Registrant's funding policy is to make annual contributions in amounts sufficient to fully provide for all eligible employees' benefits by the time they retire.
     The Registrant expects to continue funding the plan in 2004 and anticipates no materially adverse effect upon its financial condition. (Reference is made to Note 14 to the accompanying financial statements for the years ended September 30, 2003 and 2002.)
               The Registrant's rental properties, located at 50 A&S Drive, Paramus, New Jersey do not require refurbishment or renovation at this time and none are planned for 2004. The tenants are responsible for real estate taxes, maintenance expenses and insurance costs. The Registrant's costs and projected expenditures in connection with these properties is limited to depreciation and those costs that are normal, routine and incidental to its rental activities.
               The Registrant intends to investigate the potential for additional investments in rental properties in the Bergen County, New Jersey area where it conducts its present activities. Although there are no definitive plans at present to purchase additional properties, the Registrant will investigate available properties during 2004. If the Registrant should find viable rental properties and decides to purchase, sufficient equity exists in the existing properties owned by the Registrant to provide financing arrangements, if necessary. Any purchase of new properties is not expected to have a materially adverse effect upon the Registrant's financial condition.

     (3)  Results of Operations.
     ---  ----------------------

               (a) The Registrant recorded after-tax income of $275,642.00 for the fiscal year ended September 30, 2003 which represents an increase of $37,971.00 when compared to the results of operations for the fiscal year ended September 30, 2002. Earnings per weighted average number of common shares outstanding were $0.74 and $0.58, respectively.
               Revenues for the period were $2,026,583.00, down $44,925.00 when compared to the total revenues recorded in 2002. The net decrease resulted principally from the write-off of the unamortized costs of patents as a result of the Registrant discontinuing activities associated with the surgical staples project. The abandonment of patents in connection with the surgical staples resulted in a charge to revenues in the amount of $60,052.00.
               Total costs and expenses for the fiscal year ended September 30, 2003 were $1,673,405.00, down $146,506.00 from the $1,819,911.00 recorded in 2002. The reduced costs and expenses result from lower costs associated with the Registrant's surgical staple projects as activities were concluding during the third and fourth quarter of the year; reduced interest expense in connection with the Registrant's mortgage as the loan matures; and lower costs associated with the General and Administrative expenses.
               During 2001 the Registrant adopted FASB 13, accounting for leases. The effect of FASB 13 is to apportion escalation rental income contained in the operating leases in equal annual adjustments over the remaining terms of the leases. The Registrant's
     Statement of Operations for the years ended September 30, 2000 and 1999 have been restated to reflect this change. (Reference is made to Note 16 to the accompanying financial statements for the years ended September 30, 2002 and 2001.)
               The Registrant's rental properties had occupancy rates of 100% during 2003 and 2002 and such rates are expected to continue through 2009 when the CompUSA lease expires. Rental expenses for which the Registrant is responsible are expected to increase at or below the inflation rate for the geographical area in which the Registrant conducts its real estate rental activities.
               These inflationary increases are not expected to have a materially adverse effect upon the Registrant's results of operations or its financial condition.

               The Registrant has no off-balance sheet contractual obligations or arrangements.
               (b) After-tax earnings for the year ended September 30, 2002 were $166,399.00, representing a decrease of $2,431.00 when compared to the results of operations for the previous year. Earnings per share were $0.58 for 2002 and 2001.
               Revenues decreased $33,512.00 to $2,071.508.00 when compared to 2001. Such decrease resulted from lower interest income received on the Registrant's money market fund investments during 2002.
               Total costs and expenses increased from
     $1,805,735.00 in 2001 to $1,819,911.00 in 2002,
     reflecting increases in costs incidental and necessary for the Registrant's administrative business activities.
               During 2001 the Registrant adopted FASB 13,
     Accounting for Leases. The effect of FASB 13 is to apportion escalation rental income contained on the operating leases in equal annual adjustments over the remaining terms of the operating leases. The
     Registrant's Statements of Operations for the years ended September 30, 2000, 1999 and 1998 have been restated to reflect this change. (Reference is made to Note 16 to the accompanying financial statements for the years ended September 30, 2002 and 2001.)
               Funding for the Registrant's surgical staple project was $214,031.00 for the year ended September 30, 2002 as compared to $183,089.00 for the twelve months ended
     September 30, 2001. The expenses represent costs associated with the engineering, research and development of the surgical staples and their application.
               During 2002 the project entered into a final phase of tests that ultimately determined the project's commercial feasibility and definitive test results were published during 2003. There was no decision regarding additional funding beyond 2003 until such results were published. The continued funding of the project did not have any materially adverse effect.
               Revenues associated with the Registrant's real estate rental activities were $2,053,703.00 for the year ended September 30, 2002 and 2001 and are expected to continue t the same rate until the leases expire in 2009 and 2012.
               The properties have had occupancy rates of 100% during 2002 and 2001 and are expected to continue until 2009 when the CompUSA lease expires. Rental expenses were $258,572.00 for 2002 and are expected to increase at or below the current inflation rate for the geographical area in which the Registrant conducts its activities.
     Any such increases are not expected to have any materially adverse effect upon the Registrant's financial condition.

          (C) The Registrant's after-tax earnings for the year ended September 30, 2001 were $168,830.00 as compared to $220,147.00 for the year ended September 30, 2000. Earnings per share were $0.58 and $0.75 respectively. Revenues decreased $4,840.00 to $2,105,020.00 while general expenses increased $129,235.00. Cost increases were partially offset by a $29,276.00 decrease in interest expense associated with the Mortgage on the rental property owned by the Registrant. During 2001 the Registrant adopted FASB 13, accounting for leases. The effect of FASB 13 is to apportion escalation revenues contained in the operating leases in equal annual adjustments over the terms of the leases. The Registrant's

Statements of Operations for the years ended September 30,
2000, 1999 and 1998 have been restated to reflect this change. (Reference is made to Note 16 to the accompanying financial statements for the years ended September 30, 2000 and 1999.)
               The Registrant's properties at 50 A&S Drive,
     Paramus, New Jersey have had occupancy rates of 100%
     during 2001 and the rates are expected to continue at
     100% until 2009 when the Comp USA lease expires. Rental expenses were $259,004.00 for 2001 and are expected to increase at or below the current inflation rate for the geographic area in which the Registrant has its real estate rental activities. The Registrant anticipates no material effect upon its financial condition as a result of such increases.
               The Registrant continued to fund the medical staple project during 2001. Expenses associated with the engineering, research and development of the project totaled $183,089.00 for the year as compared to
     $92,085.00 for 2000.
               During 2002, the Registrant continued to fund the medical staple project and conducted a final series of tests to determine the economic feasibility for the
     staple. The results did not indicate favorable economic potential and funding was discontinued in March 2003.
     (4)  Other Matters
     ---  -----------------

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

Item 8.  Financial Statements and Supplemental Data.
----------------------------------------------------
     Financial statements, supplementary financial information and Accountant's Report are filed with this report. (See
Financial Statements and reports thereon of R.A. Fredericks and Company for 2003 and 2002.)

Item 9.  Disagreements on Accounting and Financial Disclosure.
--------------------------------------------------------------
     None.

                             PART III
Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
     (a) The following Table identifies each Director of the Registrant and indicates his position with the Registrant, the duration of his term as Director and the date when he was first elected.

Name and Age        Title                   Term      Date First Elected
-------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board   2005 Annual    1968
Age 72              President of Registrant Meeting

William M. Hackett  Treasurer of Registrant 2006 Annual    1984
Age 60                                      Meeting

Beverly Cook        Office Manager and      2004 Annual    1995
Age 67              Secretary of Registrant Meeting


     (b) The following Table represents the name and age of each officer of the Registrant, the positions and offices held by each, the term of each office and the period which each has served in the indicated office.

Name and Age        Title                   Term      Date First Elected
------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board    Annual       1968
Age 72

William M. Hackett  Treasurer of Registrant  Annual       1975
Age 60

Beverly Cook        Secretary of Registrant  Annual       1997
Age 67

     (1) Each officer has been selected to serve until the next Annual Meeting of the Board of Directors or until his respective successor shall be elected and shall quality.
          (c) There are no significant employees other than those identified in (a) and (b) above.

          (d) The following Table summarizes the business experience and principal occupation during the last five years of each person who serves as a director of executive officer of the Registrant, as well as any other directorship held by persons serving as directors of the Registrant.
                                                          Other
Name      Business Experience/Occupation            Directorship
----------------------------------------------------------------

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

          (f)  Not applicable.

Item 11.  Management Compensation.
----------------------------------
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 2003 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000.00, and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.

HOLOBEAM, INC.
Form 10K
Summary Compensation Table
September 30, 2003


                                                                     Long Term Compensation
                                                   -----------------------------------------------
Name and                Annual Compensation                  Awards                     Payouts      All Other
                    ----------------------------   ----------------------------       ------------
Principal Position  Year  Salary  Bonus    Other   Restricted Stock    SUO/SARS       LTIP Payouts   Compensation
------------------  ----  ------  -----    -----   ----------------    --------       ------------   ------------
Melvin S. Cook      2003 $325,000  -0-      -0-            -0-           -0-                 -0-       -0-
President and CEO   2002  325,000  -0-      -0-            -0-           -0-                 -0-       -0-
and Director        2001  400,000  -0-      -0-            -0-           -0-                 -0-       -0-

William M. Hackett  2003   25,000  -0-      -0-            -0-           -0-                 -0-       -0-
Treasurer and       2002   25,000  -0-      -0-            -0-           -0-                 -0-       -0-
Director            2001   25,000  -0-      -0-            -0-           -0-                 -0-       -0-

Beverly Cook        2003  150,000  -0-      -0-            -0-           -0-                 -0-       -0-
 Secretary and      2002  137,500  -0-      -0-            -0-           -0-                 -0-       -0-
  Director          2001   99,999  -0-      -0-            -0-           -0-                 -0-       -0-

All Officers and    2003 $500,000  -0-      -0-            -0-           -0-                 -0-       -0-
 Directors as a     2002  487,500  -0-      -0-            -0-           -0-                 -0-       -0-
     Group          2001  524,999  -0-      -0-            -0-           -0-                 -0-       -0-

Item 11 (cont'd.)
-----------------
     The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant.
     (b) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 2003, 2002 and 2001.
     (c) The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000.00 as well as all officers and directors as a group since October 1, 2002.
                        All Directors and Officers as a Group
                        -------------------------------------
Options Granted                                      0
Options Exercised                                    0
Unexercised Options Held at 9/30/03                  0

     (d) The following Table sets forth information about the Company's defined benefit pension plan benefits:

                       Pension Plan Table

                             Years of Service
                             ----------------

                       Remuneration            37
                       ------------       -------------

                        $ 60,000.00         $ 60,000.00

                         160,000.00          160,000.00

                         200,000.00          160,000.00

     Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Registrant. For Melvin Cook and Beverly Cook, the amounts equaled $200,000.00 and $137,500.00, respectively, as of September 30, 2003. Melvin Cook and Beverly Cook will be credited at normal retirement date with 37 years service each under the Pension Plan as of September 30, 2003. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for Social Security or any other amounts. (Reference is made to Note 14 of the accompanying Financial Statements for the year ended September 30, 2003.)

                             PART IV
Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management.
-----------
     (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 10, 2003 is as follows:

Title of Class         Name & Address     Amount Owned % of Class
-----------------------------------------------------------------

Common Stock, Par      Melvin S. Cook         124,500     45.2%
Value $0.10 Per Share  217 First Street
                       Ho-Ho-Kus, NJ 07423

Common Stock, Par      Beverly Cook            95,000     34.6%
Value $0.10 Per Share  217 First Street
                       Ho-Ho-Kus, NJ 07423

     (b) The stockholding of Officers and Directors as a group as of December 04, 2002 are as follows:

Title of Class           Amount Beneficially Owned   % of Class
---------------------------------------------------------------

Common Stock, Par Value        219,500                    79.8%
$0.10 Per Share

     (c) There are no contractual arrangements that might result in a change of control of Registrant.
Item 13.  Certain Relationships and Related Transactions - Not
--------------------------------------------------------
Applicable
Item 14.  Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8K
-------
     (a) Index to Financial Statement filed as part of the Annual Report and attached.
     (b)  Reports on Form 8K.
     (c) Lease with The Sports Authority, Inc. filed as part of the 1993 Annual Report Form 10K-A.
     (d)  Financial Statement Schedules.
     (e)  Lease with Tandy Corp. filed as part of the 1995 Annual
Report Form 10K.

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

     The following is a list of Exhibits filed as part of this Annual Report on Form 10K. Where so indicated by footnotes, Exhibits that were previously filed are incorporated by references.
                                        Legend for Documents
                                             Incorporated
                                             by Reference
                                        ---------------------


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

Supplemental Information
------------------------
     No annual report or proxy material has been sent to security holders. Such annual report and proxy material are to be furnished to security holders subsequent to the filing of the annual report on this form. Copies of such material will be furnished to the Commission when it is sent to security holders.

                          HOLOBEAM, INC.
                             Form 10K
                        September 30, 2003

                            Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant     Holobeam, Inc.
            ------------------

By   William M. Hackett
    --------------------
Date December 12, 2003
     -----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     ------------------------------------
     Melvin S. Cook
     President and Chairman of the Board

Date:     December 12, 2003
          -------------------------------



By:  William M. Hackett
     ------------------------------------
     William M. Hackett
     Director and Treasurer

Date:     December 12, 2003
          -------------------------------



By:  Beverly Cook
     ------------------------------------
     Beverly Cook
     Director and Secretary

Date:     December 12, 2003
          -------------------------------

CERTIFICATIONS
--------------

     (a) The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 30, 2003 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

     (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003, including corrective actions with regard to significant deficiencies and material weaknesses. As of September 30, 2003, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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


Date:   12/12/03
        --------

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


Date:   12/12/03
        --------
                                   Melvin S. Cook, President
                                   -------------------------
                                   Melvin S. Cook
                                   President

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED

                SEPTEMBER 30, 2003, 2002 AND 2001




































                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS
                     MANAGEMENT CONSULTANTS

HOLOBEAM, INC.
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001






                            CONTENTS





                                                                  PAGE

INDEPENDENT ACCOUNTANTS' REPORT                                    F-1

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                 F-2-3

  STATEMENTS OF OPERATIONS                                         F-4

  STATEMENTS OF SHAREHOLDERS' EQUITY                               F-5

  STATEMENTS OF CASH FLOWS                                         F-6

  NOTES TO FINANCIAL STATEMENTS                                 F-7-21

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 2003,
2002, AND 2001

  V PROPERTY AND EQUIPMENT                                        F-22

  VI ACCUMULATED DEPRECIATION AND AMORTIZATION
       PROPERTY AND EQUIPMENT                                     F-23

  X SUPPLEMENTARY INCOME STATEMENT INFORMATION                    F-24

  XI REAL ESTATE AND ACCUMULATED DEPRECIATION                     F-25

  XII MORTGAGE LOANS ON REAL ESTATE                               F-26

  ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE
  NOT APPLICABLE, OR THE INFORMATION IS SHOWN IN THE FINANCIAL
  STATEMENTS OR NOTES THERETO.

                                 R.A. FREDERICKS & COMPANY, LLP

                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Mary V. Fox, CPA, CFE


                 INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders'
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 2003 and 2002 and the related statements of operations, shareholders' equity and statements of cash flows for the years ended September 30, 2003, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Holobeam, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended September 30, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.



R.A. FREDERICKS & COMPANY, LLP
Montville, New Jersey
December 2, 2003


                              F-1

  170 Changebridge Road  Unit B-4, Montville, New Jersey 07045
                       Tel: (973) 575-6200  Fax: (973) 575-5444

Members of the SEC Practice Section of the AICPA Division for CPA
                             Firms.

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002




                              ASSETS

                                                        2003      2002

CURRENT ASSETS
     Cash (including cash equivalents of $809,349
      in 2003 and $782,731 in 2002)                $   913,436   $ 836,042
     Accounts Receivable                                    18         102
     Prepaid Income Taxes                                7,688      48,782
     Prepaid Expenses                                    6,391       5,713
                                                      --------    --------
TOTAL CURRENT ASSETS                                   927,533     890,639
                                                      --------    --------

PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                            452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
                                                      --------    --------

     TOTAL                                           7,414,016   7,414,016

     Machinery and Equipment                            88,815      86,992
     Furniture and Fixtures                             29,939      27,548
                                                      --------    --------

     TOTAL                                           7,532,770   7,528,556

Less: Accumulated Depreciation and Amortization      2,584,733   2,364,867
                                                      --------    --------

PROPERTY AND EQUIPMENT-NET                           4,948,037   5,163,689
                                                      --------    --------

OTHER ASSETS
     Patents and Patent Application Cost, net of
     accumulated amortization of $0 in 2003
      and $259,469 in 2002                                   -      56,528
     Deferred Charges                                  304,513     345,621
     Unbilled Rents Receivable                       1,118,581   1,181,345
                                                      --------    --------

TOTAL OTHER ASSETS                                   1,423,094   1,583,494
                                                      --------    --------

TOTAL ASSETS                                       $ 7,298,664 $ 7,637,822
                                                      ========    ========



   The accompanying notes are an integral part of the financial statements.
                               F-2

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002




               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2003         2002
CURRENT LIABILITIES
     Mortgage Payable-Current Portion             $    451,982 $   414,221
     Accounts Payable                                    6,376       7,669
     Deferred Rent                                      60,375           -
     Other Accrued Expenses                             43,066      37,776
     Accrued Pension                                   217,906     205,630
     Income Taxes Payable                               76,341           -
     Accrued Interest Payable                           32,918      35,940
                                                      --------    --------

TOTAL CURRENT LIABILITIES                              888,964     701,236
                                                      --------    --------

LONG-TERM LIABILITIES
     Mortgage Payable (Net of Current Portion)       4,059,346   4,511,321
     Deferred Income Taxes                             447,432     472,538
                                                      --------    --------

TOTAL LONG-TERM LIABILITIES                          4,506,778   4,983,859
                                                      --------    --------

TOTAL LIABILITIES                                    5,395,742   5,685,095
                                                      --------    --------

SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized 2,000,000 Shares, Issued
       275,015 in 2003 and 287,697 in 2002              27,502      28,769
     Additional Paid in Capital                      9,226,979   9,540,472
     Accumulated Deficit                            (7,337,414) (7,541,784)
                                                      --------    --------

                                                     1,917,067   2,027,457

     Less: Cost of Shares in Treasury (600
      in 2003 and 3,300 in 2002)                       (14,145)    (74,730)
                                                      --------    --------

TOTAL SHAREHOLDERS' EQUITY                           1,902,922   1,952,727
                                                      --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 7,298,664  $7,637,822
                                                      ========    ========






   The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                              2003           2002           2001

REVENUES
     Rental Income                         $ 2,053,703    $2,053,703     $2,053,703
     Interest Income                            17,219        13,805         47,354
     Gain on sale of fixed assets                    -         4,000          3,963
     Gain on sale of investments                13,630             -              -
     Loss on abandonment of patent
       application costs                       (60,052)            -              -
     Other income                                2,083             -              -
                                             ---------     ---------      ---------

TOTAL                                        2,026,583     2,071,508      2,105,020
                                             ---------     ---------      ---------


COSTS AND EXPENSES

     Rental Expense                            255,552       258,572        259,004
     General Expense                           828,081       895,350        879,812
     Interest Expense                          417,026       451,958        483,830
     Research and Development                  172,746       214,031        183,089
                                             ---------     ---------      ---------

TOTAL                                        1,673,405     1,819,911      1,805,735
                                             ---------     ---------      ---------

INCOME BEFORE INCOME TAXES                     353,178       251,597        299,285

INCOME TAX EXPENSE                             148,808        85,198        130,455
                                             ---------     ---------      ---------

NET INCOME                                   $ 204,370     $ 166,399      $ 168,830
                                             =========     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   275,642       287,518        290,960
                                             ---------     ---------      ---------

EARNINGS PER SHARE                       $         .74    $      .58    $       .58
                                             =========     =========      =========












   The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                                                               Additional
                                             Common Stock       Paid-In          Accumulated                    Treasury Stock
                                   Shares             Amount     Capital           Deficit          Shares              Amount
BALANCE, SEPTEMBER 30, 2000        305,598            $30,559  $9,825,498        $(7,877,013)        13,251            $211,973

     Net Income                                                                      168,830

     Purchase of Treasury Stock                                                                       1,835              30,468
                                  --------            -------  ----------         ----------        -------            --------


BALANCE, SEPTEMBER 30, 2001        305,598             30,559   9,825,498         (7,708,183)        15,086             242,441

     Net Income                                                                      166,399

     Purchase of Treasury Stock                                                                       6,115             119,105

     Retirement of
     Treasury Stock                (17,901)            (1,790)   (285,026)                          (17,901)           (286,816)
                                  --------            -------  ----------         ----------        -------            --------

BALANCE, SEPTEMBER 30, 2002        287,697             28,769   9,540,472         (7,541,784)         3,300              74,730

     Net Income                                                                      204,370

     Purchase of Treasury Stock                                                                       9,982             254,175

     Retirement of
     Treasury Stock                (12,682)            (1,267)   (313,493)                          (12,682)           (314,760)
                                  --------            -------  ----------         ----------        -------            --------


BALANCE, SEPTEMBER 30, 2003        275,015           $ 27,502 $ 9,226,979        $(7,337,414)           600            $ 14,145
                                  ========            =======  ==========         ==========        =======            ========

The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                  2003      2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $204,370  $168,399  $ 168,830
                                                 -------   -------   --------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                 219,866   216,888    209,890
    Amortization                                  41,108    55,535     54,638
    Patent and Patent Application Costs           (3,524)  (10,002)    (7,933)
    Gain on Sale of Fixed Assets                       -    (4,000)    (3,963)
    Gain on Sale of Investment                   (13,630)        -          -
    Loss on Abandonment of Patent
       Application Costs                          60,052         -          -

Increase (Decrease) in:
    Accounts Payable and Accrued Expenses         13,251   (28,126)   (15,659)
    Deferred Income Taxes                        (25,106)   10,186     13,394
    Deferred Rent                                 60,375         -          -
    Income Taxes Payable                          76,341         -          -

Decrease (Increase) in:
    Unbilled rents receivable                     62,764   (25,465)   (33,486)
    Accounts and Other Receivables                    84       (56)       (15)
    Interest Receivable                                -         -        713
    Prepaid Expenses                                (678)   21,546        720
    Prepaid Income Taxes                          41,094    (3,782)   (45,000)
                                                 -------   -------   --------

Total Adjustments                                531,999   288,976    173,299
                                                 -------   -------   --------

Net Cash Provided by Operating Activities        736,367   455,375    342,129
                                                 -------   -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Short-term Investments              (290,779)        -          -
Capital Expenditures                              (4,214)  (49,082)   (39,320)
Sale of Short-Term Investments                   304,409         -    738,517
Sale of Capital Assets                                 -     4,000     11,100
                                                 -------   -------   --------

Net Cash Provided (Used) by Investing Activities   9,416   (45,082)   710,297
                                                 -------   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on First Mortgage            (414,214) (379,609)  (347,895)
Purchase of Treasury Stock                      (254,175) (119,105)   (30,468)
                                                 -------   -------   --------

Net Cash Used by Financing Activities           (668,389) (498,714)  (378,363)
                                                 -------   -------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            77,394   (88,421)   674,063
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                           836,042   924,463    250,400
                                                 -------   -------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 913,436 $ 836,042  $ 924,463
                                                 =======   =======   ========
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                  $ 420,048 $ 454,728 $ 486,368

Income Taxes Paid                             $   55,131  $ 78,799 $ 217,660

The accompanying notes are an integral part of the financial statements.

 HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Nature of Operations

              The Company is engaged in the rental of real property located in New Jersey for retail use and in development of surgical staples and the technology used to apply the staples for use in internal surgery. During 2003, the company terminated its activities in the development of surgical staples.

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

          d.  Common Stock

              Each share of common stock is entitled to one vote. No such shares of common stock were reserved at September 30, 2003, 2002, or 2001. On May 1, 2003,
              the Company retired 12,682 shares of Treasury Stock purchased between May 2002 and March 2003 at a cost $314,760. On May 6, 2002, the Company retired 17,901 shares of Treasury Stock purchased between 1998 and April of 2002 at a cost of $286,816.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j.  Revenue Recognition

              Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.

NOTE 2.   INCOME TAXES
                                        2003     2002        2001
           Current taxes:
             Federal                $ 131,321   $70,952     $89,950
             State                     42,593     4,060      27,110
						---------   -------     -------
                 Total                173,914    75,012     117,060
                                    ---------   -------     -------
           Deferred taxes:
             Federal                  (21,340)    8,660      11,385
             State                     (3,766)    1,526       2,010
						---------   -------     -------
                 Total                (25,106)   10,186      13,395
						---------   -------     -------
        Provision for income taxes   $148,808   $85,198    $130,455
						=========   =======     =======

         The deferred tax assets and liabilities recorded on the
         balance sheet as of September 30, are as follows:
                                       2003       2002        2001
         Deferred tax liabilities:
           Federal                  $380,317   $401,657    $392,994
           State                      67,115     70,881      69,358
						--------    -------     -------
               Total                $447,432   $472,538    $462,352
          					========    =======     =======
         The sources of deferred income taxes for the years ended
         September 30, are as follows:
                                      2003      2002         2001

        Unbilled Rents Receivable $1,118,581 $1,181,345  $1,155,880
					     =========  =========   =========

        The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                                           2003    2002    2001

        Federal statutory income tax rate   34%     34%     34%
        State tax provisions, net of
           federal benefits                  6       6       6
        Other                                2      (6)      4
                                            ---     ---     ---
        Effective income tax rate           42%     34%     44%
                                            ===     ===     ===

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


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

                                           2003       2002       2001

          Buildings and building improvements:

          Cost                        $ 6,961,244 $6,961,244 $6,961,244

          Accumulated
          depreciation                  2,526,400  2,326,441  2,126,482
						    ---------  ---------  ---------

          Net buildings and building
          improvements                $ 4,434,844 $4,634,803 $4,834,762
						    =========  =========  =========

          The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

              2004           $2,116,467         2009            $2,331,017
              2005            2,225,142         2010             1,497,842
              2006            2,225,142         2011             1,275,697
              2007            2,233,965         2012             1,067,573
              2008            2,331,017                         ----------
                                                Total          $17,303,862
                                                                ==========

          Net rental income consists of the following:

                                          2003        2002            2001

          Rental income              $2,053,703   $2,053,713     $2,053,703
          Depreciation expense         (199,960)    (199,959)      (199,959)
          Other expenses                (55,592)     (58,613)       (59,045)
                                     ----------    ---------      ---------
          Rental income, net        $ 1,798,151   $1,795,141     $1,794,699
                                      =========    =========      =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

          In 2003, 2002, and 2001, depreciation expense included all depreciation of the rental buildings and building improvements.

          a) The Company entered into a triple net lease agreement with The Sports Authority, Inc. The term of the lease is twenty (20) years with four (4) options to extend the term for an additional period of five (5) years in each option.

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

              The Company obtained additional mortgage financing totaling $7,500,000 in order to fund reimbursement to The Sports Authority, Inc., whose former parent company, K-Mart Corporation (K-mart Corporation is a public company who recently filed for bankruptcy protection and announced that it will restate prior results) has guaranteed the incremental monthly rental payments over the remaining life of the lease. (See
              Note 7).

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

          b) Tandy Corporation has constructed a 30,000 sq. ft. building on the Company's site located in Paramus, N.J. for use as a Comp USA retail store. Tandy Corporation commenced paying rent to the Company pursuant to the terms of the operating lease on October 1, 1994. The lease term is for fifteen (15) years at an annual rental of $630,000 for the first five years, $724,500 for the second five years and $833,175 for the last five years. Tandy Corporation has three (3) options to extend the term of the lease for an additional period of five (5) years for each such option.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

          The following is a condensed summary of financial information on the above publicly held companies:
                            Radioshack The Sports
                           Corporation  Authority   K-Mart
                             12/31/02  2/02/03     1/30/03
                      (In Millions)(In Thousands)(In Millions)
           Current assets     $ 1,707 $ 409,392 $   6,102
                               ------   -------   -------
           Total assets         2,228   609,008    11,238
                               ------   -------   -------
           Current liabilities    828   227,566     2,120
                               ------   -------   -------
           Total liabilities    1,500   392,131     2,924
                               ------   -------   -------
           Total stockholders'
             equity               728   216,877     8,314
                               ------   -------   -------
           Net sales            4,577 1,431,678    30,762
                               ------   -------   -------
           Cost of sales        2,339 1,030,275    26,258
                               ------   -------   -------
           Gross profit         2,238   401,403     4,504
                               ------   -------   -------
           Income (loss) before
            income taxes
            (continuing)          425    19,070    (2,745)
                               ------   -------   -------
           Income tax expense
	      (benefit)             162    40,599       (24)
                               ------   -------   -------
           Net income (loss)$     263$   59,669 $  (3,219)
                               ------   -------   -------

NOTE 4.   RESEARCH AND DEVELOPMENT

          Research and development expenses in the amount of $172,746 in 2003, $214,031 in 2002, and $183,089 in 2001, were charged to operations and included in costs and expenses.

NOTE 5.   RENT EXPENSE

          The Company leases approximately 1,000 square feet of office and laboratory space on an annual basis. Lease payments are $950 per month. Rent expense was $11,400 in 2003, $11,400 in 2002 and $11,400 in 2001.

NOTE 6.   PATENTS AND PATENT APPLICATION COSTS

          The Company has discontinued efforts relating to solar cells and semi-conductor technology. Work in the field has moved in other directions than that of the Company's technology and there has been a substantial reduction of government support in this technical area. The funding that had been received by laboratories exploring the Company's technology has also terminated.

          The Company terminated its efforts in the area of surgical staple development for use in internal surgery. Several United States Patents had been issued and foreign applications had been filed on a novel staple. Research and development costs in the amounts of $172,746, $214,031 and $183,089 have been expended in connection with the surgical staple during 2003, 2002 and 2001, respectively.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


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

          Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 8. The expense for the next five (5) years is presented below:

              2004                 $5,126
              2005                  5,126
              2006                  5,126
              2007                  5,126
              2008                  5,126

          The combined balance outstanding for each debt issued at
          the end of 2003, 2002, and 2001 is as follows:
                                          2003         2002       2001
          First Mortgage on
          62,000 sq. ft. Building     $4,511,328   4,925,542  $5,305,151

          Less Current Portion           451,982     414,221     379,611
                                       ---------   ---------   ---------
          Long-Term Portion           $4,059,346  $4,511,321  $4,925,540
                                       =========   =========   =========
          The mortgage is secured by the land, building and operating lease agreement with The Sports Authority, Inc. (See Note
          3).

          The principle payments of long-term debt for the term of the mortgage is as follows:

              2004            $451,982          2009    $699,136
              2005             493,181          2010     762,870
              2006             538,140          2011     338,095
              2007             587,197
              2008             640,727

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 8.   DEFERRED CHARGES

          The composition of deferred charges and related amortization is as follows:
                                                 Real Estate
                                             Brokers Commissions
                                    Mortgage   Sports    Tandy
                             Total    Costs  Authority   Corp.
          Original Cost    $712,160 $102,520 $279,584  $330,056
          Accumulated
          Amortization      407,647   54,677  154,936   198,034
                            -------   ------  -------   -------
          Balance 9/30/03  $304,513 $ 47,843 $124,648  $132,022
                            =======   ======  =======   =======

          Original Cost    $712,160 $102,520 $279,584  $330,056
          Accumulated
          Amortization      366,539   49,551  140,959   176,029
                            -------   ------  -------   -------
          Balance 9/30/02  $345,621  $52,969 $138,625  $154,027
                            =======   ======  =======   =======
NOTE 9.   DEFERRED SITE COST

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

NOTE 11.  CONCENTRATION OF CREDIT RISK

          Substantially all of the Company's income is rental income received from two tenants. These tenants are subject to long-term lease agreements (See Note 3).

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


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

          The Company has three business segments as follows:

          Surgical Staples-Engaged in engineering and design of surgical staples for use in internal surgery, and in the technology used to fabricate the equipment issued to apply the staples. The Company has discontinued its research efforts relating to the surgical staple segment of its business in 2003.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS (Continued)

                                                  Revenues

                                         2003       2002      2001
          Business Segments:
          Surgical Staples         $        -   $        -  $       -
          Electro-Optical                   -            -          -
          Real Estate Rental         2,017,720   2,053,703  2,053,703
          Other                         32,932      17,805     51,317
                                     ---------   ---------  ---------

              Total                 $2,050,652  $2,071,508 $2,105,020
                                     =========   =========  =========

                                             Income (Loss)

          Business Segments:             2003       2002       2001
          Surgical Staples        $   (172,746) $ (214,031)$ (183,089)
          Electro-Optical                    -           -          -
          Real Estate Rental         1,798,151   1,795,131  1,794,699
                                     ---------   ---------  ---------

              Total                  1,625,405   1,581,100 $1,611,610
                                     ---------   ---------  ---------
          General and Administrative
           Expenses                   (828,081)   (895,350)  (879,812)
          Interest Expense            (417,026)   (451,958)  (483,830)
          Other Income                 (27,120)     17,805     51,317
          Income Tax Expense          (148,808)    (85,198)  (130,455)
                                     ---------   ---------  ---------

              Total                 (1,421,035) (1,414,701)(1,442,780)
                                     ---------   ---------  ---------

          Net Income              $    204,370  $  166,399  $ 168,830
                                     =========   =========  =========

          Business Segments:                Identifiable Assets

                                        2003        2002       2001
          Surgical Staples       $           -  $   55,179 $   56,906
          Electro-Optical                    -       1,349      4,047
          Real Estate Rental         6,310,711   6,614,542  6,830,145
          Other                        987,953     966,752  1,040,727
                                     ---------   ---------  ---------

              TOTAL ASSETS         $ 7,298,664  $7,637,822 $7,931,825
                                     =========   =========  =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 12.  FINANCIAL REPORTING BY BUSINESS SEGMENTS (Continued)

          Business Segments:              Capital Expenditures
                                        2003        2002        2001
          Surgical Staples         $         -  $        - $         -
          Electro-Opitical                   -           -           -
          Real Estate Rental                 -           -           -
          Other                          4,214      49,083      39,320
                                        ------     -------     -------
                                   $     4,214  $   49,083    $ 39,320
                                        ======     =======     =======

                                          Property and Equipment
          Business Segments                     Depreciation
                                        2003         2002       2001
          Surgical Staples         $         -  $        -    $      -
          Electro-Optical                    -           -           -
          Real Estate Rental           199,959     199,959     199,959
          Other                         19,908      16,929       9,931
                                       -------     -------     -------
                                      $219,867    $216,888    $209,890
                                       =======     =======     =======

                                            Intangible Assets
                                               Amortization
                                        2003        2002        2001
          Surgical Staples         $         -    $ 11,728    $ 10,831
          Electro-Optical                    -       2,698       2,698
          Real Estate Rental            41,108      41,109      41,109
          Other                              -           -           -
                                        ------     -------     -------
                                     $  41,108    $ 55,535    $ 54,638
                                        ======     =======     =======

NOTE 13.      FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2003, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


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

                                                    2003     2002     2001
          Changes in benefit obligation:
           Benefit obligation at October 1     $1,925,510 $1,782,702 $1,126,448
           Service cost                           306,184    370,905    328,535
           Interest cost                          167,601    162,099    185,032
                                                ---------  ---------  ---------
           Benefit obligation at September 30  $2,394,295 $2,315,706 $1,640,015
                                                =========  =========  =========

                                                  2003       2002     2001
          Change in plan assets:
           Fair value of plan assets at
            October 1                          $1,810,644 $1,407,957 $1,014,185
           Company contributions                  334,764    398,584    341,103
           Actual return on plan assets           (49,318)     4,103     52,669
                                                ---------  ---------  ---------
           Fair value of plan assets at
            September 30,                      $2,096,090 $1,810,644 $1,407,957
                                                =========  =========  =========

          Funded status of Plan                $ (298,205) $(505,062) $(232,058)
           Unrecognized Net (Gain) Loss           177,071    396,204    159,063
                                                ---------  ---------  ---------

           (Accrued) or Prepaid Pension      $   (121,134) $(108,858) $ (72,995)
                                                =========  =========  =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 14.  PENSION PLAN (Continued)

          The net periodic pension cost for the year ended September
          30, includes the following components:
                                                   2003       2002      2001
          1.  Service cost - benefits earned
               during the period                 $306,184   $370,905   $328,535
                                                ---------  ---------  ---------
          2.  Interest cost on projected benefit
                obligation                        167,601    162,099    114,801
                                                ---------  ---------  ---------
          3.  Actual return on plan assets         49,318     (4,103)   (52,629)
                                                ---------  ---------  ---------
          4.  Net amortization and deferral:

             a. Amortization of unrecognized net
                obligation (asset) at transition        -          -          -
             b. Amortization of unrecognized
                prior service cost                      -          -          -
             c. Amortization of unrecognized net
                (gain) or loss                   (176,063)   (94,454)   (18,364)
             d. Asset gain or (loss) deferred           -          -          -
                                                ---------  ---------  ---------
             e. Total                            (176,063)   (94,454)  $(18,364)
                                                ---------  ---------  ---------

           5.  Net periodic pension cost (credit) =
                (Item 1 + item 2 +
                 item 3 + item 4 (e)             $347,040   $434,447   $372,343
                                                =========  =========  =========

          The net periodic pension cost for 2003, 2002 and 2001 was determined based on a 7% discount rate and a long - term rate of return of 7% on plan assets.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


NOTE 15.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                       For the Fiscal Year Ended September 30, 2003

                               First    Second    Third      Fourth
                              Quarter   Quarter  Quarter     Quarter
           Total Revenues    $505,843  $531,467  $507,841   $481,432

           Gross Profit         N/A      N/A        N/A        N/A

           Income Before
           Extraordinary
            Items              50,021    67,758    64,226     22,365

           Weighted Average
           Number of Shares   278,277   274,985   271,242    274,492

           Earnings Per Share     .18       .25       .24        .08

           Net Income         $50,021   $67,758   $64,226    $22,365


                    For the Fiscal Year Ended September 30, 2002

                              First    Second    Third      Fourth
                             Quarter   Quarter  Quarter     Quarter

           Total Revenues    $501,718  $498,281  $499,095   $572,414

           Gross Profit         N/A       N/A       N/A        N/A

           Income Before
           Extraordinary
            Items              63,009    16,539    42,892     43,959

           Weighted Average
           Number of Shares   290,317   288,075   286,738    287,518

           Earnings Per Share     .22       .06       .15        .15

           Net Income         $63,009   $16,539   $42,892    $43,959

HOLOBEAM, INC.                                                                         SCHEDULE V

PROPERTY AND EQUIPMENT
SEPTEMBER 30, 2003, 2002 AND 2001
                                 Balance at                                           Balance at
                                  Beginning                                               End of
     CLASSIFICATIONS                 of Year            Additions  Retirements              Year



YEAR ENDED SEPTEMBER 30, 2001:
Machinery and Equipment              $ 66,939        $     35,043 $     38,930            $ 63,052
Furniture and Fixtures                 20,633               4,277            -              24,910
                                     --------         -----------  -----------            --------
     TOTAL                           $ 87,572        $     39,320 $     38,930            $ 87,962
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2002:

Machinery and Equipment              $ 63,052            $ 46,444     $ 22,504            $ 86,992
Furniture and Fixtures                 24,910               2,638            -              27,548
                                     --------         -----------  -----------            --------
     TOTAL                            $87,962            $ 49,082     $ 22,504            $114,540
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2003:

Machinery and Equipment              $ 86,992            $  1,823     $      -            $ 88,815
Furniture and Fixtures                 27,548               2,391            -              29,939
                                     --------         -----------  -----------            --------
     TOTAL                           $114,540            $  4,214     $      -            $118,754
                                     ========         ===========  ===========            ========



















The accompanying notes are an integral part of the financial statements.
                                F-22


                   HOLOBEAM, INC.          SCHEDULE VI

ACCUMULATED DEPRECIATION AND AMORTIZATION
PROPERTY AND EQUIPMENT
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                   Balance at                                           Balance at
                                    Beginning                                               End of
     CLASSIFICATIONS                of Year             Additions  Retirements              Year

YEAR ENDED SEPTEMBER 30, 2001:
Machinery and Equipment              $ 58,504           $   7,138   $  31,793            $  33,849
Furniture and Fixtures                  7,360               2,793           -               10,153
                                     --------         -----------  -----------            --------
     TOTAL                           $ 65,864            $  9,931  $   31,793             $ 44,002
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2002:

Machinery and Equipment              $ 33,849             $13,201  $    22,504            $ 24,546
Furniture and Fixtures                 10,153               3,727            -              13,880
                                     --------         -----------  -----------            --------
     TOTAL                           $ 44,002            $ 16,928  $    22,504            $ 38,426
                                     ========         ===========  ===========            ========
YEAR ENDED SEPTEMBER 30, 2003:

Machinery and Equipment              $ 24,546           $  16,328     $      -            $ 40,874
Furniture and Fixtures                 13,880               3,580            -              17,460
                                     --------         -----------  -----------            --------
     TOTAL                           $ 38,426             $19,908     $      -            $ 58,334
                                     ========         ===========  ===========            ========

















The accompanying notes are an integral part of the financial statements.
                                F-23

   HOLOBEAM, INC.                                             SCHEDULE X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


                                        2003       2002                2001

Maintenance and Repairs          $          -    $         -        $      -
                                      =======     ==========         =======
Depreciation and Amortization of
 Intangible Assets                    $41,108       $ 55,535        $ 54,638
                                      =======     ==========         =======

Taxes, Other than Payroll and
 Income Tax
 Franchise                           $ 10,060       $ 10,060       $  10,620
 Real Estate                                -              -               -
 Other                                    213            213              58
                                      -------     ----------         -------
                                      $10,273       $ 10,273         $10,678
                                      =======     ==========         =======
Royalties                        $          -      $       -        $      -
                                      =======     ==========         =======
Advertising                         $       -      $       -        $    189
                                      =======     ==========         =======




























     The accompanying notes are an integral part of the financial statements.
                                F-24

HOLOBEAM, INC.                         SCHEDULE XI

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2003

                                                                                                               Life in
                                                                                                                Which
                                                                                                                Deprec-
                                              Cost Capitalized      Gross Amount at          (2)                 iaton
                             Initial            Subsequent         Which Carried at        Accum-                in Latest
                           Cost to Company    To Acquisition      Close of Period (1)      ulated    Date  Date   Income
              Incum -               Bldg &           Carrying           Bldg &             Deprec-    of   Acqu-  Stmt is
             brances       Land     Improv    Improv   Costs   Land    Improv      Total    iation  Constr. ired Computed
Improved Land
Paramus, NJ    $        0 $218,402  $      0  $        0 $ 0 $218,402 $        0 $  218,402 $        0      1971    -
Improved Land
 Paramus, NJ            0  173,565         0      60,805   0  234,370          0    234,370          0      1983    -

Building I
 Paramus, NJ
 Improvements   4,511,328        0   718,881   3,649,850   0        0  4,368,731  4,368,731  1,933,667 1958 1971 3 to 40
                                                                                                                  years

Building II
 Paramus, NJ            0        0  2,592,513          0   0        0  2,592,513  2,592,513    592,733 1995 1995 30 Years
                ---------  -------  ---------  ---------  --  -------  ---------  ---------  ---------

               $4,511,328 $391,967 $3,311,394 $3,710,655 $ 0 $452,772 $6,961,244 $7,414,016 $2,526,400
                =========  =======  =========  =========  ==  =======  =========  =========  =========

<CAPTION
(1)Activity for the three years                            (2)Activity for the three years
   ended September 30, 2003 is                              ended September 30, 2003 is
   as follows:         2003     2002      2001              as follows:             2003      2002       2001

Balance at                                                  Balance at
 Beginning                                                   Beginning
 of Year          $7,414,016 $7,414,016 $7,414,016           of Year            $2,326,441 $2,216,482 $1,926,523
Additions:                                                  Additions:
  Improvements             0          0          0            Depreciation         199,959    199,959    199,959
  Acquisitions             0          0          0            Less Retirements           0          0          0
                   ---------  ---------  ---------                               ---------  ---------  ---------
                   7,414,016  7,414,016  7,414,016
Deductions                                                  Balance at
  During Year:                                              End of Year:        $2,526,400 $2,326,441 $2,126,482
  Retirements              0          0          0                               =========  =========  =========
  Cost of Real
   Estate Sales            0          0          0
                   ---------  ---------  ---------
Balance at
End of Year       $7,414,016 $7,414,016 $7,414,016
                   =========  =========  =========

The aggregate cost for Federal income tax purposes at September 30, 2003 is $7,414,016.

The accompanying notes are an integral part of these financial statements.
                                                  F-25

HOLOBEAM, INC.                                                                       SCHEDULE XII

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2003

                                                                                          Principal Amount
                                                                                                of Loans
                                                                           Face    Carrying    Subject to
                                                         Periodic         Amount    Amount      Delinquent
                            Interest    Final Maturity    Payment   Prior    of        of        Principal
                              Rate          Date           Terms    Items Mortgage  Mortgage(1) or Interest
Mortgage Payable
   Building and Improvements     8.7%    February 5, 2011 $13,367   None  $1,500,000 $  900,567  None

Mortgage Payable
   Building and Improvements     8.77%   February 5, 2011 $56,328   None  $6,000,000 $3,610,761  None
                                                                                      ---------
                                                                                     $4,511,328
                                                                                      =========

Activity for the three
   years ended September 30,
   2003 is as follows:
                                     2003        2002        2001
Balance at Beginning of Year     $4,925,542  $5,305,152  $5,653,046

Additions During Year:
  Commercial Loans                        0           0           0
  New Mortgages                           0           0           0
                                  ---------   ---------   ---------

                                  4,925,542   5,305,152   5,653,046

Deductions During Year:
  Principal Payments                414,214     379,610     347,895
  Mortgage Payments                       0           0           0
                                  ---------   ---------   ---------
Balance at End of Year           $4,511,328  $4,925,542  $5,305,151
                                  =========   =========   =========

(1) The cost for Federal income tax

   Purposes at 9/30/03 $4,511,328


The accompanying notes are an integral part of these financial statements.
                                                   F-26