Form 10-K/A
period 2003-09-30
HOLOBEAM INC
filed 2004-01-16
CIK 48105

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
$0.10 Per Share

     (c) There are no contractual arrangements that might result in a change of control of Registrant.
Item 13.  Certain Relationships and Related Transactions - Not
--------------------------------------------------------
Applicable
Item 14.  Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8K
-------
     (a) Index to Financial Statement filed as part of the Annual Report and attached.
     (b)  Reports on Form 8K.
     (c) Lease with The Sports Authority, Inc. filed as part of the 1993 Annual Report Form 10K-A.
     (d)  Financial Statement Schedules.
     (e)  Lease with Tandy Corp. filed as part of the 1995 Annual
Report Form 10K.
     (f) Exhibit for Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

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