Form 10-Q
period 2003-12-31
HOLOBEAM INC
filed 2004-02-13
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: December 31, 2003

COMMISSION FILE NUMBER: 0-3385


                         HOLOBEAM, INC.
 --------------------------------------------------------------

(Exact name of Registrant as specified in its charter)

   Delaware                                       22-1840647
--------------------------------------------------------------

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 I.D. Number

 217 First Street, Ho-Ho-Kus, New Jersey       07423-0287
--------------------------------------------------------------

(Address of principal executive offices)       (Zip Code)

                          201-445-2420
 --------------------------------------------------------------

       (Registrant's telephone no., including area code)
 --------------------------------------------------------------

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

           271,529 Common Shares at February 6, 2004

                         HOLOBEAM, INC.
                             INDEX

PART I                                     PAGE NO.
Financial Statements
   Condensed Balance Sheets                    1
   Condensed Statements of Income              2
   Condensed Statements of Cash Flows          3
   Notes to Condensed Financial Statements     4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations                              5, 6, 7

PART II
   Signatures                                  8
   Certifications                          9, 10, 11
   Computation of Earnings Per Common Share    Exhibit A
   Section 906 Certifications                  Exhibit B

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                           Dec. 31, 2003  Sept. 30, 2003
                                           -------------  --------------
Current Assets
  Cash and Cash Equivalents                  $   979,358     $   913,436
  Short Term Investments                          -0-            -0-
  Other Current Assets                             6,006          14,097
                                             -----------     -----------
    Total Current Assets                         985,364         927,533
                                             -----------     -----------
  Investments in Real Estate, Net              4,837,607       4,887,616
  Machinery & Equipment, Net                      56,180          60,421
  Unbilled Accounts Receivable                 1,102,890       1,118,581
  Other Non-Current Assets                       294,263         304,513
                                             -----------     -----------
  Total Assets                               $ 7,276,304     $ 7,298,664
                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                           $  176,373      $   66,751
   Accrued Expenses                              289,179         260,972
   Income Taxes Payable                           50,345         109,259
   Current Portion of Mortgage Payable           461,941         451,982
                                              ----------      ----------
      Total Current Liabilities                  977,838         888,964
                                              ----------      ----------
Mortgage Payable, Net of Current
   Portion                                     3,940,062       4,059,346
Deferred Income Taxes                            447,432         447,432
                                              ----------      ----------
      Total Liabilities                        5,365,332       5,395,742
                                              ----------      ----------
Shareholders' Equity
   Common Stock                                   27,502          27,502
   Paid-In-Capital                             9,226,979       9,226,979
   Accumulated Deficit                       ( 7,261,707)    ( 7,337,414)
   Treasury Stock, At Cost                   (    81,802)    (    14,145)
                                              ----------      ----------
      Shareholders' Equity                     1,910,972       1,902,922
                                              ----------      ----------
      Total Liabilities and
      Shareholders Equity                     $7,276,304      $7,298,664
                                              ==========      ==========

                         HOLOBEAM, INC.
                 Condensed Statement of Income

                                                            3 Months Ended
                                                            December 31
                                                        2003            2002
Revenue
   Rental Income                                    $504,475        $504,475
   Interest Income                                     1,480           1,368
   Other                                              -0-             -0-
                                                    --------        --------
      Total Revenue                                  505,955         505,843

Costs and Expenses
   Rental Expenses                                    55,603          57,790
   General and Administrative Expenses               225,613         208,754
   Research and Development                             -0-           44,523
   Interest                                           98,461         109,124
   Other                                                 226           2,366
                                                    --------        --------
      Total Costs and Expenses                       379,903         422,557
                                                    --------        --------

Income Before Income Taxes                           126,052          83,286

Income Tax Expense                                    50,345          33,265
                                                     -------        --------

Net Income                                          $ 75,707        $ 50,021
                                                    ========        ========

Weighted Average Number of Common
   Shares Outstanding                                273,420         278,277

Net Income Per Share                                   $0.28           $0.18
                                                       =====           =====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                           3 Months     3 Months  12 Months
                                              Ended        Ended      Ended
                                           12/31/03     12/31/02    9/30/03
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income, (Loss)                    $   75,707   $   50,021  $ 204,370
                                         ----------   ----------  ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     By Operating Activities:
   Depreciation                              54,250       52,988    219,866
   Amortization                              10,250       14,909     41,108
   Loss on Abandonment of
     Patents                                  -0-          -0-       60,052
   Decrease, (Increase) In:
     Patent and Patent
       Application Costs                      -0-            (30)    (3,524)
     Accounts Receivable                      -0-           -0-       -0-
     Unbilled Rents Receivable               15,691       15,691     62,764
     Prepaid Income Taxes                     6,341       33,265     41,094
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                        78,915       61,671    124,861
   Other                                      1,750        5,008    (14,224)
                                         ----------   ----------  ---------
Total Adjustments                           167,197      183,502    531,997
                                         ----------   ---------- ----------
Net Cash Provided (Used) by
   Operating Activities                     242,904      233,523    736,367
                                         ----------   ---------- ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                       -0-         (1,596)    (4,214)
   Purchase of Short Term
     Investments                              -0-       (290,779)  (290,779)
   Sale of Short Term
     Investments                              -0-         -0-       304,409
                                          ---------   ---------- ----------
Net Cash Flow from Investing
   Activities                                 -0-       (292,375)     9,416
                                          ---------   ---------- ----------
CASH FLOW FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                              (109,325)    (100,190)  (414,214)
   Purchase of Treasury Stock               (67,657)    (240,031)  (254,175)
   Other                                     -0-          -0-        -0-
                                         ----------     -------- ----------
Net Cash Flow Provided (Used)
   by Financing Activities                 (176,982)    (340,221)  (668,389)
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      65,922     (399,073)    77,394
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      913,436      836,042    836,042
                                         ----------   ---------- ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $  979,358   $  436,969 $  913,436
                                         ==========   ========== ==========

                         HOLOBEAM, INC.
            Notes to Condensed Financial Statements
                            Form 10Q

                       December 31, 2003



         In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 2003 and 2002 and the results of operations for the three months then ended and the statement of cash flows for the three months then ended.
         For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
         The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for a full year.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2003

(1) Material Changes in Financial Condition
             During the quarter ended December 31, 2003, cash flows from operating activities were $242,904.00, up $9,381.00 when compared to the three months ended
    December 31, 2002.
             Working capital at December 31, 2003 was $7,526.00, down $31,043.00 from that reported at September 30, 2003 and up $36,757.00 when compared to working capital at December 31, 2002.
             During the three months ended December 31, 2003, the Registrant purchased treasury stock in the amount of $67,657.00 which negatively affected the Registrant's working capital.
             The Registrant ceased research and development in connection with the surgical staples technology during 2003 and there were no funds expended in association with the project during the quarter ended December 31, 2003 and the Registrant does not anticipate any future expenditures in connection with this project. (Reference is made to the Registrant's Annual Report, Form 10K, Item
    7 for the year ended September 30, 2003.)
             It is the intention of the Registrant to seek opportunities for real estate development and rental in

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2003
 the geographical area neighboring the Registrant's existing properties in Bergen County, New Jersey. At this time no specific opportunities have been identified but the Registrant intends to continue to search for suitable properties. If the Registrant determines that an applicable opportunity exists, the Registrant intends to fund the project with the equity values of the Registrant's existing properties. Funding of any such project is not expected to have a materially adverse effect upon the Registrant's financial condition.

 (2)     Material Changes in the Results of Operations
             The Registrant's after-tax income for the three months ended December 31, 2003 was $75,707.00 which represents an increase of $25,686.00 when compared to the after-tax profit reported for the three months ended December 31, 2002. The increase in income resulted principally from the effects of abandonment of the research and development efforts connected to the surgical staple project. As previously reported, the Registrant discontinued funding of the project during 2003 and as a result, no expenditures were made during the most recent quarter.
             During the quarter ended December 31, 2003, the

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2003
 Registrant contributed $70,610.00 to the defined benefit pension plan. The contributions are charged to operations and included in administrative expenses in the condensed statement of income.
             The Registrant does not expect that continued funding of the defined benefit pension plan will have any materially adverse effect upon the financial condition of the Registrant.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 2003

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.
         ---------------------

By     William M. Hackett
  -----------------------------

Date   February 12, 2004
    --------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
         -----------------------------
         Melvin S. Cook
         President and Chairman of the Board

Date:    February 12, 2004
         -----------------------------


By:      William M. Hackett
         -----------------------------
         William M. Hackett
         Director and Treasurer

Date:    February 12, 2004
         -----------------------------


By:      Beverly Cook
         -----------------------------
         Beverly Cook
         Director and Secretary

Date:    February 12, 2004
         -----------------------------

CERTIFICATIONS

    (a) The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 31, 2003 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003, including corrective actions with regard to significant deficiencies and material weaknesses. As of December 31, 2003, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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


Date: February 12, 2004
    -------------------
         William M. Hackett, Treasurer
         -----------------------------
                                  William M. Hackett
                                  Treasurer


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


Date: February 12, 2004
    -------------------
                                  Melvin S. Cook, President
                                  -------------------------
                                  Melvin S. Cook
                                  President

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 2003



                                             Three Months Ended
                                                  December 31,
                                                2003       2002
                                              ---------  ---------
PRIMARY
-------
   Net Income                                 $ 75,707   $ 50,021
SHARES
------
   Weighted Average Number of Common
      Shares of Outstanding                    273,420    278,277

Earnings Per Share                              $0.28      $0.18