Form 10-Q
period 2004-03-31
HOLOBEAM INC
filed 2004-05-06
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: March 31, 2004

COMMISSION FILE NUMBER: 0-3385


                         HOLOBEAM, INC.
-----------------------------------------------------------------


(Exact name of Registrant as specified in its charter)

   Delaware                                          22-1840647
-----------------------------------------------------------------

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 I.D. Number

   217 First Street, Ho-Ho-Kus, New Jersey       07423
-----------------------------------------------------------------

(Address of principal executive offices)       (Zip Code)

                          201-445-2420
-----------------------------------------------------------------

       (Registrant's telephone no., including area code)
-----------------------------------------------------------------

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

                                  yes  x    no
                                     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              271,479 Common Shares at May 1, 2004

                         HOLOBEAM, INC.
                             INDEX

PART I                                           PAGE NO.
------                                           --------
Financial Statements
   Condensed Balance Sheets                      1
   Condensed Statements of Income                2
   Condensed Statements of Cash Flows            3
   Notes to Condensed Financial Statements       4
   Management's Discussion and Analysis of
   the Financial Condition and Results of
    Operations                                    5 - 7

PART II
-------
   Signatures                                    8
   Certifications                                9 - 11
   Computation of Earnings Per Common Share      Exhibit A
   Section 906 Certifications                    Exhibit B

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                          March 31,2004 Sept. 30, 2003
                                          ------------- --------------
Current Assets
  Cash and Cash Equivalents                 $   944,145    $   913,436
  Short Term Investments                        -0-            -0-
  Other Current Assets                           63,295         14,097
                                            -----------    -----------
    Total Current Assets                      1,007,440        927,533
                                             ----------    -----------
  Investments in Real Estate, Net             4,787,597      4,887,616
  Machinery & Equipment, Net                     55,470         60,421
  Unbilled Accounts Receivable                1,087,199      1,118,581
  Other Non-Current Assets                      284,043        304,513
                                            -----------    -----------
  Total Assets                              $ 7,221,749    $ 7,298,664
                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                           $ 176,373     $   66,751
   Accrued Expenses                             291,550        260,972
   Income Taxes Payable                          72,610        109,259
   Current Portion of Mortgage Payable          472,127        451,982
                                             ----------     ----------
      Total Current Liabilities               1,012,660        888,964
                                             ----------     ----------
Mortgage Payable, Net of Current
   Portion                                    3,818,142      4,059,346
Deferred Income Taxes                           447,432        447,432
                                             ----------     ----------
      Total Liabilities                       5,278,234      5,395,742
                                             ----------     ----------
Shareholders' Equity
   Common Stock                                  27,502         27,502
   Paid-In-Capital                            9,226,979      9,226,979
   Accumulated Deficit                      ( 7,228,054)   ( 7,337,414)
   Treasury Stock, At Cost                  (    82,912)   (    14,145)
                                             ----------     ----------
      Shareholders' Equity                    1,943,515      1,902,922
                                             ----------     ----------
      Total Liabilities and
      Shareholders Equity                    $7,221,749     $7,298,664
                                             ==========     ==========

                             HOLOBEAM, INC.
                     Condensed Statement of Income

                                 Three Months Ended      Six Months Ended
                                     March 31,              March 31,
                                  ------------------     ----------------
                                       2004      2003        2004      2003
                                       ----      ----        ----      ----
Revenue
 Rental Income                     $504,477  $504,477  $1,008,952 $1,008,952
 Interest Income                        894    13,360       2,374     14,728
 Other                                 -0-     13,630       -0-       13,630
                                    -------  --------  ---------- ----------
   Total Revenue                    505,371   531,467   1,011,326  1,037,310

Costs and Expenses
 Rental Expenses                     51,054    57,793     106,657    115,583
 General and Admin. Expenses        301,870   216,123     527,483    424,877
 Research and Development               444    42,982         444     87,505
 Interest                            96,034   103,975     194,495    213,099
 Other                                   51   ( 2,222)        277        144
                                   --------  --------  ----------  ---------
   Total Costs and Expenses         449,453   418,651     829,356    841,208
                                   --------  --------  ----------  ---------

Income Before Income Taxes           55,918   112,816     181,970    196,102

Income Tax Expense                   22,265    45,058      72,610     78,323
                                    -------  --------  ----------- ---------

Net Income                         $ 33,653  $ 67,758   $ 109,360  $ 117,779
                                   ========  ========   =========  =========

Weighted Average Number of
 Shares Outstanding                 271,505   274,985     272,468    276,649

Net Income Per Share                  $0.12     $0.25       $0.40      $0.43

                             HOLOBEAM, INC.
                   Condensed Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents

                                          6 Months     6 Months  12 Months
                                             Ended        Ended     Ended
                                           3/31/04      3/31/03    9/30/03
                                           -------      -------    -------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Income, (Loss)                     $ 109,360    $ 117,779  $ 204,370
                                         ---------    ---------  ---------
  Adjustments to Reconcile Net
  Income to Net Cash Provided
    by Operating Activities:
  Depreciation                             108,500      105,975    219,866
  Amortization                              20,500       28,469     41,108
  Loss on Abandoment of Patents               -0-          -0-      60,052
  Decrease, (Increase) In:
     Patent and Patent
       Application Costs                      -0-     (   3,232) (   3,524)
     Accounts Receivable                      -0-          -0-        -0-
     Unbilled Rents Receivable              15,691       31,382     62,764
     Prepaid Income Taxes                (  60,386)   (  11,275)     41,094
  Increase, (Decrease) In:
     Accounts Payable and
       Accrued Expenses                    140,200      145,367    124,861
Other                                        4,345         -0-   (  14,224)
                                         ---------    ---------  ---------
Total Adjustments                          228,850      296,686    531,997
                                         ---------    ---------  ---------
Net Cash Provided (Used) by
  Operating Activities                     338,210      414,465    736,367
                                         ---------    ---------  ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Capital Expenditures                   (   3,530)   (   1,596) (   4,214)
  Purchasing of Short Term
   Investments                                -0-     ( 290,779) ( 290,779)
  Sale of Short Term Investments              -0-       290,779    304,409
                                         ---------    ---------  ---------
Net Cash Flows from Investing
  Activities                             (   3,530)   (   1,596)     9,416
                                         ---------    ---------  ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Principal Payments on First
    Mortgage                             ( 221,059)   ( 202,591) ( 414,214)
  Purchase of Treasury Stock             (  82,912)   ( 240,032) ( 254,175)
  Other                                       -0-          -0-       -0-
                                         ---------    ---------  ---------
Net Cash Flows Provided (Used)
  by Financing Activities                ( 303,971)   ( 442,623) ( 668,389)
                                         ---------    ---------  ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      30,709    (  29,754)     77,394
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      913,436      836,042    836,042
                                         ---------    ---------  ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 944,145    $ 806,288  $ 913,436
                                         =========    =========  =========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

March 31, 2004



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 2004 and 2003 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 2004.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and six months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2004

(1) Material Changes in Financial Condition
    ---------------------------------------
             Working capital at March 31, 2004 was $<5,220.00>, down $43,789.00 when compared to September 30, 2003 and down $12,746.00 from December 31, 2003.
             During the six months ended March 31, 2004, cash flows from operating activities were $338,210.00, down $76,476.00 when compared to the six months ended March 31, 2003.
             The Registrant purchased treasury stock at cost in the amount of $82,912.00 during the six months ended March 31, 2004. Such purchases negatively affected the Registrant's working capital in the amount of $81,802.00 for the quarter ended December 31, 2003 and $1,110.00 during the quarter ended March 31, 2004.
             As previously reported (reference is made to the Registrant's Annual Report, Form 10K, Item 7 for the year ended September 30, 2003), the Registrant ended funding of the surgical staples project and does not intend to make future expenditures in association with the surgical staples project other than those necessary to assist with the shut-down of the project.
             The Registrant has initiated efforts to seek

                                  5
                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2004
opportunities for new real estate development and real estate rental in the geographical area surrounding the Registrant's existing properties in Bergen County, New Jersey. At the present time, the Registrant has not identified any specific projects for suitable properties or opportunities. If an appropriate opportunity were to be identified, the Registrant intends to fund the project(s) with the equity values contained in its existing real estate properties. No materially adverse effect upon the Registrant's financial condition is expected as a result of funding such projects.

        (2)  Material Changes in the Results of Operations
         ----------------------------------------------
             After-tax income for the three months and six months ended March 31, 2004 was $33,653.00 and $109,360.00 respectively, down $34,105.00 and $9,419.00 when compared to the after-tax income recorded one year ago.
             The decrease results principally from reduced interest income resulting from lower interest rates on the Registrant's cash and cash equivalents during the six months ended March
    31, 2004 and from increased General and Administrative expenses resulting from increases in costs necessary and incidental to the Registrant's operations together with an

                                  6
                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2004
 increase in the Registrant's defined benefit pension plan contribution. Such increase was approximately $65,500.00.
             During the three months and six months ended March 31, 2004, the Registrant contributed $136,133.00 and $70,610.00 respectively, to the defined benefit pension plan. The contributions are charged to operations and are included in General and Administrative expenses on the Condensed Statement of Operations.
             The Registrant does not anticipate that continued funding of the defined benefit pension plan will have any materially adverse effect upon the financial condition of the Registrant.
             As previously reported, the Registrant intends to identify opportunities for real estate development and rental during the next two (2) calendar quarters. If any such projects are identified, the Registrant intends to fund such projects with the equity values contained in the Registrant's existing properties.

PART II

HOLOBEAM, INC.
Signatures
Form 10Q
March 31, 2004

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.
          --------------------------------

By     William M. Hackett, Treasurer
  ----------------------------------------

Date   May 6, 2004
    --------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
          ------------------------------
         Melvin S. Cook
         President and Chairman of the Board

Date:    May 6, 2004
          ------------------------------


By:      William M. Hackett
          ------------------------------
         William M. Hackett
         Director and Treasurer

Date:    May 6, 2004
          -----------------------------


By:      Beverly Cook
          -----------------------------
         Beverly Cook
         Director and Secretary

Date:    May 6, 2004
          -----------------------------

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

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003, including corrective actions with regard to significant deficiencies and material weaknesses. As of March 31, 2004, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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

    4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in

                                  9
 which this quarterly report is being prepared;

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


Date: May 6, 2004
     -------------
                                  William M. Hackett, Treasurer
                                  -----------------------------
                                  William M. Hackett
                                  Treasurer


    I, Melvin S. Cook, President, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Holobeam, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light
                                  10
of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

    5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could
                                  11
significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 6, 2004
     -------------
                                  Melvin S. Cook, President
                                  -------------------------
                                  Melvin S. Cook
                                  President

                                                   Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                         March 31, 2004


                             Three Months        Six Months
                           Ended March 31,     Ended March 31,
                            2004    2003        2004    2003

PRIMARY

  Net Income              $ 33,653 $ 67,758  $109,360 $117,779

SHARES

  Weighted Average
  Number of Common
  Shares Outstanding      271,505   274,985  272,468  276,649

  Earnings Per Share        $0.12     $0.25    $0.40    $0.43