Form 10-Q
period 2004-06-30
HOLOBEAM INC
filed 2004-08-11
CIK 48105

2               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: June 30, 2004

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

            271,229 Common Shares at August 2, 2004

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

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                             June 30,2004    Sept. 30, 2003
Current Assets
  Cash and Cash Equivalents                   $   929,755       $   913,436
  Short Term Investments                          -0-               -0-
  Other Current Assets                              1,823            14,097
                                              -----------       -----------
    Total Current Assets                          931,578           927,533
                                              -----------       -----------
  Investments in Real Estate, Net               4,737,588         4,887,616
  Machinery & Equipment, Net                       51,228            60,421
  Unbilled Accounts Receivable                  1,071,508         1,118,581
  Other Non-Current Assets                        273,823           304,513
                                              -----------       -----------
  Total Assets                                $ 7,065,725       $ 7,298,664
                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                             $ 176,373        $   66,751
   Accrued Expenses                               286,410           260,972
   Income Taxes Payable                             4,654           109,259
   Current Portion of Mortgage Payable            440,698           451,982
                                               ----------        ----------
      Total Current Liabilities                   908,135           888,964
                                               ----------        ----------
Mortgage Payable, Net of Current
   Portion                                      3,735,372         4,059,346
Deferred Income Taxes                             447,432           447,432
                                               ----------        ----------
      Total Liabilities                         5,090,939         5,395,742
                                               ----------        ----------
Shareholders' Equity
   Common Stock                                    27,502            27,502
   Paid-In-Capital                              9,226,979         9,226,979
   Accumulated Deficit                        ( 7,190,708)      ( 7,337,414)
   Treasury Stock, At Cost                    (    88,987)      (    14,145)
                                               ----------        ----------
      Shareholders' Equity                      1,974,786         1,902,922
      Total Liabilities and
      Shareholders Equity                      $7,065,725        $7,298,664
                                               ==========        ==========

                             HOLOBEAM, INC.
                     Condensed Statement of Income

                                   Three Months Ended    Nine Months Ended
                                         June 30,            June 30,
                                         2004      2003       2004       2003
Revenue
   Rental Income                     $504,475  $504,475 $1,513,427 $1,513,427
   Interest Income                      1,023     1,283      3,397     16,011
   Other                                 -0-      2,083      -0-       15,713
                                     --------  -------- ---------- ----------
      Total Revenue                   505,498   507,841  1,516,824  1,545,151

Costs and Expenses
   Rental Expenses                     51,256    55,778    157,913    171,361
   General and Admin. Expenses        297,832   188,063    825,315    612,940
   Research and Development               470    43,433        914    130,938
   Interest                            93,552   103,163    288,047    316,262
   Other                                   52        26        329        170
                                     --------  -------- ---------- ----------
      Total Costs and Expenses        443,162   390,463  1,272,518  1,231,671
                                     --------  -------- ---------- ----------

Income Before Income Taxes             62,336   117,378    244,306    313,480

Income Tax Expense                     24,990    53,152     97,600    131,475
                                      -------   ------- ---------- ----------

Net Income                           $ 37,346  $ 64,226  $ 146,706  $ 182,005
                                     ========  ========  =========  =========

Weighted Average Number of
   Shares Outstanding                 271,346   274,758    272,095    275,001

Net Income Per Share                    $0.14     $0.23      $0.54      $0.66
                                        =====     =====      =====      =====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                               9 Months   9 Months  12 Months
                                                  Ended      Ended      Ended
                                                6/30/04    6/30/03    9/30/03
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income, (Loss)                           $146,706   $182,005   $204,370
                                               --------   --------   --------
  Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
  Depreciation                                  162,750    158,963    219,866
  Amortization                                   30,750     42,029     41,108
  Loss on Abandonment of Patents                   -0-        -0-      60,052
  Decrease, (Increase) In:
   Patent and Patent
   Application Costs                                (60)    (3,463)    (3,524)
   Accounts Receivable                               18       -0-        -0-
   Unbilled Rents Receivable                     47,073     47,073     62,764
   Prepaid Income Taxes                           7,688        -0-     41,094
  Increase, (Decrease) In:
   Accounts Payable and
   Accrued Expenses                              30,455    108,799    124,861
   Other                                          4,569    (22,667)   (14,224)
                                               --------   --------   --------
Total Adjustments                               283,243    330,734    531,997
                                               --------   --------   --------
Net Cash Provided (Used) by
  Operating Activities                          429,949    512,739    736,367
                                               --------   --------   --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Capital Expenditures                           (3,530)    (1,596)    (4,214)
  Purchase of Short Term
   Investments                                     -0-    (290,779)  (290,779)
  Sale of Short Term Investments                   -0-     290,779    304,409
                                               --------   --------   --------
Net Cash Flows from Investing
  Activities                                     (3,530)    (1,596)     9,416
                                               --------   --------   --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Principal Payments on First
   Mortgage                                    (335,258)  (307,249)  (414,214)
  Purchase of Treasury Stock                    (74,842)  (247,326)  (254,175)
  Other                                            -0-        -0-        -0-
                                               --------   --------   --------
Net Cash Flows Provided (Used)
  by Financing Activities                      (410,100)  (554,575)  (668,389)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           16,319    (43,432)    77,394
                                               --------   --------   --------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           913,436    836,042    836,042
                                               --------   --------   --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $929,755   $792,610   $913,436
                                               ========   ========   ========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

June 30, 2004


     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 2004 and 2003 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 2004 and 2003.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2004

(1) Material Changes in Financial Condition
             The Registrant's Working Capital for the nine months ended June 30, 2004 was $23,443.00, up $28,663.00 when compared to March 31, 2004 but down $9,906.00 from the 12 months ended September 30, 2003. The Registrant's Working Capital is expected to demonstrate steady improvement for the balance of the fiscal year begun October 1, 2003.
             During the nine months ended June 30, 2004, cash flows from operating activities were $429,949.00, down $82,790.00 when compared to June 30, 2003 and down $306,418.00 when compared to the twelve month period ended September 30, 2003.
             Treasury Stock purchases for the nine months and three months ended June 30, 2004 were $74,842.00 and $6,075.00 respectively. Such purchases negatively affected the Registrant's Working Capital for the respective periods.
             The Registrant has continued to seek opportunities for real estate development and/or real estate rental in the Bergen County, New Jersey area in which the Registrant's existing properties are located.
             At the present time, no specific projects have been identified by the Registrant as suitable for development or

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2004
 construction. When the appropriate opportunities are identified and selected, the Registrant intends to finance the projects with the equity valuations contained in the currently owned properties.
The Registrant does not expect development of such projects to have a materially adverse effect upon the Registrant's financial condition.
        (2)  Material Changes in the Results of Operations
             During the nine months and three months ended June 30, 2004, the Registrant recorded after-tax income of $146,706.00 and $37,346.00 respectively, down $35,299.00 and $26,880.00 when compared to the corresponding periods one year ago.
             The decreases result primarily from increases in General and Administrative expenses associated with the discontinuance of research activities on the surgical staples project, increased pension costs, and increases in costs incidental and necessary to the Registrant's operations.
             During the nine months and three months ended June 30, 2004, the Registrant contributed $342,876.00 and $136,133.00, respectively to the defined benefit pension plan. The contributions are charged to current operations and are included in General and Administrative expenses on the Condensed Statement of Income.
             The Registrant intends to continue funding of the defined

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2004
 benefit pension plan and does not expect such funding to have a material adverse effect upon the operations or financial condition of the Registrant.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         June 30, 2004

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.

By     William M. Hackett, Treasurer

Date   August 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
         Melvin S. Cook
         President and Chairman of the Board

Date:    August 9, 2004


By:      William M. Hackett
         William M. Hackett
         Director and Treasurer

Date:    August 9, 2004


By:      Beverly Cook
         Beverly Cook
         Director and Secretary

Date:    August 9, 2004

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

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003, including corrective actions with regard to significant deficiencies and material weaknesses. As of June 30, 2004, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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


Date: August 9, 2004
                                  William M. Hackett, Treasurer
                                  William M. Hackett
                                  Treasurer


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


Date: August 9, 2004
                                  Melvin S. Cook, President
                                  Melvin S. Cook
                                  President

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                         June 30, 2004


                                                  Nine Months Ended
                                                          June 30
                                                  2004         2003
PRIMARY
   Net Income (Loss)                              $146,706    $182,005
SHARES
 Weighted Average Number of Common
   Shares of Outstanding                           272,095     275,001

Primary Earnings Per Share                           $0.54       $0.66