Form 10-K
period 2004-09-30
HOLOBEAM INC
filed 2004-12-29
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 2004, Commission file number
03385

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



                         (Title of Class)



                         (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  x     No
          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $7,298,640. at November 22, 2004 computed on the average of the bid and asked prices for Holobeam, Inc. Common shares at November 22, 2004.
          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 270,320 Shares at December 10,2004.

               DOCUMENTS INCORPORATED BY REFERENCE.
     1.   Annual Report Form 10K for the year ended September 30, 1994.
     2.   Financial Statements for the year ended September 30, 1995.
     3. Financial Statements for the years ended September 30, 1990 and 1989.
     4.   Annual Report Form 10K for the years ended September 30,
          1996 and 1997.
     5.   Holobeam, Inc. Defined Benefit Plan.
     6. Financial Statements for the years ended September 30, 1998 and 1999.
     7. Financial Statements for the years ended September 30, 2000 and 1999.
     8. Financial Statements for the years ended September 30, 2001 and 2002.
     9. Financial Statements for the years ended September 30, 2002 and 2003.
    10. Annual Reports on Form 10K for the years ended September 30, 1998, 1999, 2000, 2001 and 2002.
    11.  Quarterly Reports on Form 10Q for the Quarter Ended June 30,
          2003.
    12. Financial Statements for the Years Ended September 30, 2004 and 2003.

                         Holobeam, Inc.
                           Form 10-K
                 Year Ended September 20, 2004

                       Table of Contents

Part I
                                                          Page
     Item 1.   Business                                     4
     Item 2.   Properties                                   8
     Item 3.   Legal Proceedings                            11
     Item 4.   Submission of Matters to a Vote of Security
                    Holders                                 12
Part II
     Item 5.   Market for the Registrant's Common Equity, Related
                    Stockholder Matters and Issuer Purchases of
                     Equity Securities                       12

     Item 6.   Selected Financial Data                      13
     Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations          14
     Item 7A.  Quantitative and Qualitative Disclosures About
                     Market Risk                             23
     Item 8.   Financial Statements and Supplementary Data  23
     Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure  48
     Item 9A.  Controls and Procedures                      48
     Item 9B.  Other Information                            48
Part III
     Item 10.  Directors and Officers of the Registrant          49
     Item 11.  Executive Compensation                       50
     Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters 53
     Item 13.  Certain Relationships and Related Transactions    53
     Item 14.  Principal Accountant Fees and Services       53
Part IV
     Item 15.  Exhibits, Financial Statements, Schedules and
                    Reports on Form 8-K                     55

                              PART I
                              ------
Item 1.  Business
-----------------
     (a)  In General.  The Registrant was organized in October,
     ---------------
1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate and was formerly engaged in developing surgical staples and the technology used to apply the staples.
     b)   Industry Segments.  For financial information in regard to
     -----------------------
Industry Segments, reference is made to Note 12 to the Financial Statements for the years ended September 30, 2004, 2003 and 2002.
     (c)  Description of Business.
     -----------------------------
          (I)  Principal Activities and
          (ii) Status of products and Real Estate Properties.
                         Medical Staples
                         ---------------
     The Registrant has discontinued its efforts in the area of medical staples for use in internal surgery. Several United States Patents and foreign patents were received covering a novel staple. The staple has been produced and animal testing took place during 2003, 2002 and 2001. Final test results indicated insufficient commercial value for the staple. As a result, the Registrant discontinued funding for the project during 2003.
          Real Estate Development and Rental Activities
          ---------------------------------------------
     The Registrant has rented two buildings it owns located at A&S Drive, Paramus, New Jersey: one to The Sports Authority, Inc. and the other to CompUSA, both for retail purposes.
          (iii)      Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities were acquired through commercial businesses engaged in the distribution of such supplies.

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

18. Japanese Pat. #2672713   Improved Staples    07/11/97

19. Brazilian Pat. #9405840-7     Improved Staples  09/01/95

20. US Pat. #6,083,242    Improved Staples  07/04/00

21. Australian Pat. #704533  Improved Staples    08/05/99

    During 2003 the Registrant's research activities in connection with the surgical staples was terminated. As a result, the unamortized portion of the Patents and Patent Applications costs associated with the surgical staple project were written off and charged to operations. Such write-off amounted to $60,052.
             (v) Non-seasonal Business.
     The Registrant does not believe that its products are subject to material seasonal changes.
            (vi) Working Capital.
     Not relevant.
           (vii) Customers.
     Not relevant.
          (viii) Backlog.
     Not relevant.
            (ix) Governmental Contracts.  Not relevant.
             (x) Competition.
     During 2003 the Registrant discontinued its activities with respect to medical staples and their application. Results of the final phase of tests did not indicate sufficient commercial feasibility for the technology developed by the Registrant and funding of engineering and research was terminated.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes during the period when the Registrant was seeking suitable tenants for its rental properties.
     The obsolete style of the building owned by the Registrant prior to and during 1991 made the attraction of suitable tenants difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for the adjacent site.

     In December 1991, the necessary change in zoning was approved. The then existing building was rented to The Sports Authority, Inc., a retailer of sporting goods. This building was substantially renovated by The Sports Authority, Inc. and Holobeam reimbursed them for their costs in connection with this renovation.
     During 1994, a 31,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased to The Sports Authority, Inc. for use as a Computer City retail store.
Tandy Corp., parent corporation of Computer City, commenced paying rent in October 1994. Holobeam reimbursed Tandy Corporation $1,189,675 as an allowance for costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained. During 1998, Computer City Retail Stores were acquired by Comp USA. On January 23, 2000, Comp USA entered into a merger agreement with Grupo Sanborns, S.A. de C.V. and TPC Acquisition Corp., a subsidiary of Grupo Sanborns, S.A. de C.V. Tandy Corp. remains on the lease as guarantor.
            (xi) Research and Development.
     The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 2004, 2003 and 2002, the Registrant expended $-0-, $172,746. and $214,031., respectively, in connection with the furtherance of this activity. Such costs were expensed to operations and consist principally of materials, supplies and costs associated with design and development. During 2003 the Registrant terminated funding for the surgical staples project. (Reference is made to Form 10Q, Management's Discussion and Analysis of Financial Conditions and Results of Operations for the Quarter Ended June 30, 2003.)
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or

Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     The Registrant's activities with regard to medical staple technology were limited to engineering, development and animal testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.
     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.
          (xiii) Employees.
     At September 30, 2004 the Registrant employed three persons as compared to three persons at September 30, 2003 and three persons at September 30, 2002.
 (d)  Financial Information About Foreign and Domestic
  ----------------------------------------------------
               Operations and Export Sales.
               ----------------------------
     The Registrant is not engaged in foreign operations and does not export to foreign countries.

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

                                      Building        Building
                                   Paramus, NJ     Paramus, NJ
                                   -----------     -----------
Year Acquired                             1971            1994

Gross Square Footage                    62,000          31,000

Percent Leased at 09/30/04                100%            100%

Acquisition Cost                    $  718,881   $2,592,513 (2)

Capital Improvements Since
Acquisition                     $3,649,850  (1)            -0-

Total Investment                $4,587,133  (3)  $2,826,843 (4)

Mortgage Balance                    $4,059,353           $ -0-

       (1) Includes $3,567,267. of improvements to the building repaid to The Sports Authority, Inc. (the Tenant) upon closing of the Mortgage, but does not include additional amounts expended by The Sports Authority, Inc. since said closing.

        (2) Includes construction allowance of $1,189,675. for Tandy Corporation pursuant to the Operating Lease Agreement. (Now Comp USA.)

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

                    2004            100%
                    2003            100%
                    2002            100%
                    2001            100%
                    2000            100%


       The building owned by the Registrant and under lease to Tandy Corp. (now occupied by CompUSA) has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made in 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2003 or 2004.



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
                           =======    =======     =======


       The payment of $200,000 during 1992 to Paramus Park was a one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in connection with professional services rendered to obtain governmental approvals.
       No payments to affiliated parties were made in connection
with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval.
       During 1998, Computer City, Inc. retail stores were acquired by CompUSA, Inc., another retailer of computers, computer accessories and software. The Registrant accepted assignment of the Computer City lease by CompUSA and Tandy Corporation remains on the lease as the guarantor.
Item 3.  Legal Proceedings.
---------------------------
       There are no legal proceedings of a material nature to which the Registrant is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission to Matters to a Vote of Security Holders.
-------------------------------------------------------------
       None.
                            PART II
Item 5.  Market for the Registrant's Common Stock Related Stockholder
---------------------------------------------------------------------
         Matters and Issuer Purchases of Equity Securities.
         --------------------------------------------------
(a) The Registrant's common stock is traded on the over-the-counter market. The bid price listed (Source: S&P Comstock) on November 22, 2004 was $27. per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
(b) The approximate number of holders of Common Stock securities of the Registrant as of November 22, 2004 was 399.
(c) No dividends have been paid or declared on the Common Stock of the Registrant during the 2004, 2003 or 2002 fiscal years. In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
(d)    Changes in Securities.
       (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
       The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows:
(Source: Over the Counter Bulletin Board [OTCBB]).

                            2004        2003
                            ----        ----
                         high   low   high    low
                        -----   ---   ----    ---
Quarter Ended Dec. 31   25.00  23.00  25.50  20.00

Quarter Ended Mar. 31   30.00  22.50  26.00  17.00

Quarter Ended June 30   40.00  33.00  24.00  17.00

Quarter Ended Sept. 30  27.00  26.50  23.00  17.00

       Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.
Item 6.  Selected Financial Data.
---------------------------------
       Financial information for the five-year period commencing October 1, 1999 and ending September 30, 2004 is presented below.

                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,


                                                                                RESTATED
                     2004            2003          2002           2001             2000
                     ----            ----          ----           ----             ----

Gross Income        $2,058,348     $2,086,635     $2,071,508     $2,105,020     $2,109,860
Net Income (Loss)      184,936        204,370        166,399        168,830        220,147
Weighted Average
   Number
   of Common Shares
   Outstanding         271,873        275,642        287,518        290,960        294,013
Earnings Per
Share (Loss)              0.68           0.74           0.58           0.58           0.75
Total Assets         6,983,806      7,298,664      7,637,822      7,931,825      8,143,623
Long-Term Debt       3,566,176      4,059,346      4,511,321      4,925,540      5,305,149
Shareholders'
 Equity              2,012,511      1,902,922      1,952,727      1,905,433      1,767,071
Gross Rental
 Income              2,053,703      2,053,703      2,053,703      2,053,703      2,053,703
Net Rental Income    1,793,610      1,798,151      1,795,141      1,794,699      1,790,823

It should be noted that the year ended 2000 was restated.
(Reference is made to Note 16 to the financial statements of the Registrant for the year ending September 30, 2001.)

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations.
--------------------------
(1)    Liquidity.
----------------
   Cash flows generated from operating activities during 2004 were $535,386.
       and were produced primarily from the Registrant's real estate rental properties.
   The Registrant anticipates that cash flows associated with the Registrant's real estate rental activities will be sufficient to fund and sustain operations during the terms of the operating leases on the properties owned by the Registrant in Paramus, New
       Jersey.  (Reference is made to Note 3 of the accompanying
       Financial Statements for the years ended September 30, 2004 and 2003.
  The minimum future rental income associated with the non-cancelable operating leases approximates $15,187,400. and is expected to generate sufficient cash flows to support the Registrant's activities through 2012 when The Sports Authority, Inc.'s operating lease expires. (Reference is made to Form 10K, Item 7(1)for the year ended September 30, 2003.)
 During 2004 the Registrant's Working Capital decreased to ($49,408.) which represents a decrease of $87,976. when compared to the Registrant's Working Capital at September 30, 2004. Such decrease results principally from the increased current portion of long term debt associated with the Registrant's mortgage and from increases in Deferred Rent resulting from tenants remitting rents prior to the period in which it is earned.
It is the opinion of the Registrant that cash flows associated with its real estate rental activities will be sufficient to maintain liquidity during the terms of the operating leases.

2)       Capital Resources.
--------------------------
The Registrant discontinued its activities associated with the surgical staples technology during 2003. As a result, the costs associated with the project were classified as Discontinued Operations on the Registrant's Statement of Operations for 2003. (Reference is made to Notes 4 and 12 to the accompanying Financial Statements for the years ended
       September 30, 2004 and 2003.) There were no expenditures made in connection with the surgical staples technology during 2004. The research and development activities associated with the project were discontinued because the final phase of testing did not indicate sufficient commercial value for the Registrant to continue its financial support.
During 2004 the Registrant contributed $479,009. to its defined benefit pension plan. The contribution is charged to operations during each quarter of the Registrant's fiscal year in amounts sufficient to fully provide for all eligible employees' benefits by the time they retire. The Registrant expects to continue funding the plan in 2005 and expects no materially adverse effect upon its financial condition.
       (Reference is made to Note 14 of the accompanying financial statements for the years ended September 30, 2004 and 2003.)
At the present time the Registrant's rental properties, located at 50 A&S
       Drive, Paramus, New Jersey do not require renovation or refurbishment and none are planned for 2005. The tenants are responsible for real estate taxes, maintenance expenses and insurance costs. The Registrant's projected costs and expenses associated with these properties is limited to depreciation and costs that are routine, normal and incidental to its real estate rental activities.
The Registrant has investigated potential sites in the Bergen

County, New Jersey area where it conducts its present real estate rental activities. It is the intention of the Registrant to locate and develop suitable properties in the area in and around Paramus, New Jersey.
During meetings with local real estate brokers planning for the future leasing situation, the lack of direct access to New Jersey
       Route 17 could be a serious detriment to the Registrant's ability to attract suitable replacement tenants when the lease terms expire.
A Shell Oil Co. gasoline station presently blocks such direct access to the highway and there was some possibility that the owner may sell the property for a suggested price of $2,200,000. Since an engineering study indicated that a 7,200 square foot addition to the building presently occupied by CompUSA would justify the price and increase the value of the properties, the Board of Directors authorized the Registrant's management to place a bid on the property at $2,200,000. and begin negotiations to purchase the tract.
The Registrant intends to fund the acquisition with financing based upon the equity appreciation presently contained in the Registrant's rental properties. Any purchase of new properties is not expected to have a materially adverse effect upon the Registrant's capital resources or financial condition.

(3)    Results of Operations.
-----------------------------
(a)During the year ended September 30, 2004 the Registrant recorded after-tax income in the amount of $184,936., which represents a decrease of $19,434. when compared to the income recorded in 2003. Earnings per weighted average number of common shares outstanding were $0.68 and $0.74, respectively.

Revenues for the year were $2,058,348., down $28,287. from 2003. The decrease results principally from reduced interest income during 2004 ($12,574.) and reduced gains on sales of short term investments ($13,630.).
Total costs and expenses for the fiscal year ended September 30, 2004 were $1,708,489. as compared to $1,673,465. for the year ended
       2003. The increased costs resulted from increases in expenses that are normal, routine and incidental to the Registrant's administrative and real estate rental activities.
During 2001 the Registrant adopted FASB 13 Accounting for leases. The effect of FASB 13 is to apportion escalation rental income contained in the operating leases in equal annual adjustments over the remaining terms of the leases. The Registrant's Statement of Operations for the year ended September 2000 has been restated to reflect this change. (Reference is made to Note
       16 to the Registrant's financial statements for the years ended September 30, 2002 and 2001.)
The Registrant's rental properties had occupancy rates of 100% during 2004 and 2003 and such rates are expected to continue through 2009 when the CompUSA lease expires. Rental expenses for which the Registrant is responsible are expected to increase at or below the inflation rate for the geographical area in which the Registrant conducts its real estate rental activities.
These inflationary increases are not expected to adversely effect the
       Registrant's results of operations or financial condition.
(b)The Registrant recorded after-tax income of $275,642. for the fiscal year ended September 30, 2003 which represents an increase of $37,971. when compared to the results of operations for the fiscal year ended September 30, 2002. Earnings per weighted average number of common shares outstanding were $0.74 and $0.58, respectively.
Revenues for the period were $2,026,583., down $44,925. when compared to the total revenues recorded in 2002. The net decrease resulted principally from the write-off of the unamortized costs of patents as a result of the Registrant discontinuing activities associated with the surgical staples project. The abandonment of patents in connection with the surgical staples resulted in a charge to revenues in the amount of $60,052.
Total costs and expenses for the fiscal year ended September 30, 2003 were $1,673,405., down $146,506. from the $1,819,911. recorded in
       2002. The reduced costs and expenses result from lower costs associated with the Registrant's surgical staple projects as activities were concluding during the third and fourth quarter of the year; reduced interest expense in connection with the Registrant's mortgage as the loan matures; and lower costs associated with the General and Administrative expenses.
During 2001 the Registrant adopted FASB 13, accounting for leases. The effect of FASB 13 is to apportion escalation rental income contained in the operating leases in equal annual adjustments over the remaining terms of the leases. The Registrant's
       Statement of Operations for the years ended September 30, 2000 and 1999 have been restated to reflect this change.
       (Reference is made to Note 16 to the accompanying financial statements for the years ended September 30, 2002 and 2001.)
The Registrant's rental properties had occupancy rates of 100% during 2003 and 2002 and such rates are expected to continue through 2009 when the CompUSA lease expires. Rental expenses for which the Registrant is responsible are expected to increase at or below the inflation rate for the geographical area in which the Registrant conducts its real estate rental activities.
These inflationary increases are not expected to have a materially adverse effect upon the Registrant's results of operations or its financial condition.
The Registrant has no off-balance sheet contractual obligations or arrangements.
(c)After-tax earnings for the year ended September 30, 2002 were $166,399., representing a decrease of $2,431. when compared to the results of operations for the previous year. Earnings per share were $0.58 for 2002 and 2001.
Revenues decreased $33,512. to $2,071.508. when compared to 2001. Such decrease resulted from lower interest income received on the Registrant's money market fund investments during 2002.
Total costs and expenses increased from $1,805,735. in 2001 to $1,819,911.
       in 2002, reflecting increases in costs incidental and necessary for the Registrant's administrative business activities.
During 2001 the Registrant adopted FASB 13, Accounting for Leases. The effect of FASB 13 is to apportion escalation rental income contained on the operating leases in equal annual adjustments over the remaining terms of the operating leases. The
       Registrant's Statements of Operations for the years ended
       September 30, 2000, 1999 and 1998 have been restated to reflect this change. (Reference is made to Note 16 to the accompanying financial statements for the years ended
       September 30, 2002 and 2001.)
Funding for the Registrant's surgical staple project was $214,031. for the year ended September 30, 2002 as compared to $183,089. for the twelve months ended September 30, 2001. The expenses represent costs associated with the engineering, research and development of the surgical staples and their application.
During 2002 the project entered into a final phase of tests that ultimately determined the project's commercial feasibility and definitive tests were published during 2003. There was no decision regarding additional funding beyond 2003 until such results were published. The continued funding of the project did not have any materially adverse effect.
Revenues associated with the Registrant's real estate rental activities were $2,053,703. for the year ended September 30, 2002 and 2001 and are expected to continue t the same rate until the leases expire in 2009 and 2012.
The properties have had occupancy rates of 100% during 2002 and 2001 and are expected to continue until 2009 when the CompUSA lease expires. Rental expenses were $258,572. for 2002 and are expected to increase at or below the current inflation rate for the geographical area in which the Registrant conducts its activities. Any such increases are not expected to have any materially adverse effect upon the Registrant's financial condition.

Off-Balance Sheet Arrangements
------------------------------
 As of September 30, 2004 the Registrant had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
------------------------------------------
The preparation of the Registrant's financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and such differences may be material to the financial statements. The process of determining significant estimates is fact specific and takes into account such factors as historical experience and current and expected economic conditions. Historically, actual results have not differed significantly from those determined using estimates.

Contractual Commitments
-----------------------
The following table represents the Registrant's contractual commitments associated with long term debt and other obligations at September 30, 2004.

                                     Holobeam, Inc.
                                 Contractual Obligations
                                   September 30, 2004

                                      Oct.      Oct.     Oct.        Oct.      Oct.
                                      2004      2005     2006        2007      2008
                                       to        to       to          to        to
Contractual                           Sept.     Sept.    Sept.       Sept.     Sept.
Obligations              Total        2005      2006     2007        2008      2009       Thereafter
                          ---------    -------  -------   -------     -------    -------   ---------


Mortgage Loans
on Real
   Estate                $4,059,363   $493,177 $538,140  $487,197    $640,727   $699,136  $1,600,976
Capital Lease
 Obligations                    -0-        -0-      -0-       -0-         -0-        -0-         -0-
Operating Lease
 Obligations                 11,400     11,400      -0-       -0-         -0-        -0-         -0-
Purchase
Obligations                     -0-        -0-      -0-       -0-         -0-        -0-         -0-
Other                           -0-        -0-      -0-       -0-         -0-        -0-         -0-
                          ---------    -------  -------   -------     -------    -------   ---------
                         $4,070,753   $504,577 $538,140  $587,197    $640,727   $699,136  $1,600,976
                          =========    =======  =======   =======     =======    =======   =========


Item 7A.  Quantitative and Qualitative Disclosures About Market
---------------------------------------------------------------
Risk.
-----
       The Registrant has operating leases with tenants for the two properties it owns. The leases expire in 2009 and 2012. The primary market risk is the remote possibility that one or both tenants will default on the lease prior to the end of the lease term. If tenants had defaulted on the leases at the beginning of 2004, the Registrant would have been impacted by approximately $2,000,000.

Item 8.  Financial Statements and Supplemental Data.
----------------------------------------------------
Financial statements, supplementary financial information and Accountant's Report are filed with this report.

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED

                SEPTEMBER 30, 2004, 2003 AND 2002
































                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS
                     MANAGEMENT CONSULTANTS
                              24

HOLOBEAM, INC.
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002






                            CONTENTS





                                                                  PAGE

INDEPENDENT ACCOUNTANTS' REPORT                                    26

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                 27-28

  STATEMENTS OF OPERATIONS                                         29

  STATEMENTS OF SHAREHOLDERS' EQUITY                               30

  STATEMENTS OF CASH FLOWS                                         31

  NOTES TO FINANCIAL STATEMENTS                                 32-45

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 2004,
2003, AND 2002

   XI REAL ESTATE AND ACCUMULATED DEPRECIATION                     46

  XII MORTGAGE LOANS ON REAL ESTATE                                47

  ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE
  NOT APPLICABLE, OR THE INFORMATION IS SHOWN IN THE FINANCIAL
  STATEMENTS OR NOTES THERETO.

                                 R.A. FREDERICKS & COMPANY, LLP
                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Mary V. Fox, CPA, CFE (retired)


                 INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Shareholders'
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 2004 and 2003 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holobeam, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U. S. generally accepted accounting principles. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.

                              R.A. FREDERICKS & COMPANY, LLP
Montville, New Jersey
December 15, 2004
                               26
  170 Changebridge Road  Unit B-4, Montville, New Jersey 07045
                       Tel: (973) 575-6200  Fax: (973) 575-5444
     Members of the Center for Public Company Audit Firms.

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003




                              ASSETS

                                                        2004      2003

CURRENT ASSETS
     Cash (including cash equivalents of $613,404
      in 2004 and $809,349 in 2003)                $   917,971   $ 913,436
     Prepaid Expenses                                    7,697       6,391
          Prepaid Income Taxes                           7,698       7,688
     Other Receivables                                      18          18
									--------	--------

TOTAL CURRENT ASSETS                                   933,384     927,533
									--------	--------

PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                            452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
									--------	--------
     TOTAL                                           7,414,016   7,414,016

     Machinery and Equipment                            88,815      88,815
     Furniture and Fixtures                             33,468      29,939
									--------	--------
     TOTAL                                           7,536,299   7,532,770

Less: Accumulated Depreciation and Amortization      2,805,099   2,584,733
									--------	--------
PROPERTY AND EQUIPMENT-NET                           4,731,200   4,948,037
									--------	--------


OTHER ASSETS
     Deferred Charges                                  263,404     304,513
     Unbilled Rents Receivable                       1,055,818   1,118,581
									--------	--------
TOTAL OTHER ASSETS                                   1,319,222   1,423,094
									--------	--------
TOTAL ASSETS                                       $ 6,983,806 $ 7,298,664
									========	========






The accompanying notes are an integral part of the financial statements.
                               27

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003




               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2004         2003
									--------	--------
CURRENT LIABILITIES
     Mortgage Payable-Current Portion             $    493,177 $   451,982
     Accounts Payable                                    6,934       6,376
     Deferred Rent                                     185,430      60,375
     Other Accrued Expenses                             50,165      43,066
     Accrued Pension                                   148,006     217,906
     Income Taxes Payable                               69,460      76,341
     Accrued Interest Payable                           29,620      32,918
									--------	--------
TOTAL CURRENT LIABILITIES                              982,792     888,964
									--------	--------
LONG-TERM LIABILITIES
     Mortgage Payable (Net of Current Portion)       3,566,176   4,059,346
     Deferred Income Taxes                             422,327     447,432
									--------	--------
TOTAL LONG-TERM LIABILITIES                          3,988,503   4,506,778
									--------	--------
TOTAL LIABILITIES                                    4,971,295   5,395,742
									--------	--------
SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized 2,000,000 Shares, Issued
       271,209 in 2004 and 275,015 in 2003              27,121      27,502
     Additional Paid in Capital                      9,137,868   9,226,979
     Accumulated Deficit                            (7,152,478) (7,337,414)
									--------	--------
                                                     2,012,511   1,917,067
     Less: Cost of Shares in Treasury (0
      in 2004 and 600 in 2003)                               -     (14,145)
									--------	--------
TOTAL SHAREHOLDERS' EQUITY                           2,012,511   1,902,922
									--------	--------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 6,983,806  $7,298,664
									========	========








The accompanying notes are an integral part of the financial statements.
                               28

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


                                         2004          2003           2002
                                         ----	       ----	          ----
REVENUES

 Rental Income                      $ 2,053,703   $2,053,703     $2,053,703
 Interest Income                          4,645       17,219         13,805
 Gain on sale of fixed assets                 -            -          4,000
 Gain on sale of investments                  -       13,630              -
 Other income                                 -        2,083              -
						 ----------	   ---------	----------

TOTAL                                 2,058,348    2,086,635      2,071,508
						 ----------	   ---------	----------

COSTS AND EXPENSES

 Rental Expense                         260,093      255,552        258,572
 General Expense                      1,069,407      828,081        895,350
 Interest Expense                       378,989      417,026        451,958
 Research and Development                     -            -        214,031
						 ----------	   ---------	----------
TOTAL                                 1,708,489    1,500,659      1,819,911
						 ----------	   ---------	----------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                   349,859      585,976        251,597

INCOME TAX EXPENSE                      164,923      241,927         85,198
						 ----------	   ---------	----------
EARNINGS FROM CONTINUING OPERATIONS     184,936      344,049        166,399
						 ----------	   ---------	----------
DISCONTINUED OPERATIONS:
 Operating Loss                               -     (172,746)             -
 Loss on Disposition                          -      (60,052)             -
 Tax Benefit                                  -       93,119              -
						 ----------	   ---------	----------
NET LOSS FROM DISCONTINUED OPERATIONS         -     (139,679)             -
						 ----------	   ---------	----------
NET INCOME                            $ 184,936    $ 204,370      $ 166,399
						 ==========	   =========	==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            271,873      275,642        287,518
						 ==========	   =========	==========

EARNINGS PER SHARE - CONTINUING   $         .68   $     1.25    $       .58
						 ==========	   =========	==========
LOSS PER SHARE - DISCONTINUED     $           -   $     (.51)   $         -
						 ==========	   =========	==========

EARNINGS PER SHARE - NET INCOME   $         .68   $      .74    $       .58
						 ==========    =========	==========

The accompanying notes are an integral part of the financial statements.
                               29


HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


                                                                Additional
                                             Common Stock        Paid-In         Accumulated               Treasury Stock
                                   Shares             Amount     Capital           Deficit          Shares              Amount

BALANCE, SEPTEMBER 30, 2001        305,598            $30,559   $9,825,498       $(7,708,183)       15,086             $242,441

 Net Income                                                                          168,399

 Purchase of Treasury Stock                                                                          6,115              119,105

 Retirement of Treasury Stock      (17,901)            (1,790)    (285,026)                        (17,901)            (286,816)
                                  --------            -------    ----------        ----------       -------            --------


BALANCE, SEPTEMBER 30, 2002        287,697             28,769    9,540,472        (7,541,784)        3,300               74,730

 Net Income                                                                          204,370

 Purchase of Treasury Stock                                                                          9,982              254,175

 Retirement of Treasury Stock      (12,682)            (1,267)    (313,493)                        (12,682)            (314,760)
                                  --------            -------    ----------        ----------       -------            --------

BALANCE, SEPTEMBER 30, 2003        275,015             27,502    9,226,979        (7,337,414)          600               14,145

 Net Income                                                                          184,936

 Purchase of Treasury Stock                                                                          3,206               75,347

 Retirement of Treasury Stock       (3,806)              (381)     (89,111)                         (3,806)             (89,492)
                                  --------            -------    ----------        ----------       -------            --------


BALANCE, SEPTEMBER 30, 2004        271,209           $ 27,121   $9,137,868       $(7,152,478)            -            $      -
                                  ========            =======    ==========        ==========       =======            ========


The accompanying notes are an integral part of the financial statements.
                                            30

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                  2004      2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $184,936   $204,370   $168,399
								--------    -------    -------

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                 220,366    219,866    216,888
    Amortization                                  41,109     41,108     55,535
    Patent and Patent Application Costs                -     (3,524)   (10,002)
    Gain on Sale of Fixed Assets                       -          -     (4,000)
    Gain on Sale of Investment                         -    (13,630)         -
    Loss on Disposition of Discontinued Operations     -     60,052          -
Increase (Decrease) in:
    Accounts Payable and Accrued Expenses        (65,541)    13,251    (28,126)
    Deferred Income Taxes                        (25,105)   (25,106)    10,186
    Deferred Rent                                125,055     60,375          -
    Income Taxes Payable                          (6,881)    76,341          -

Decrease (Increase) in:
    Unbilled Rents Receivable                     62,763    62,764    (25,465)
    Accounts and Other Receivables                     -        84        (56)
    Prepaid Expenses                              (1,306)     (678)    21,546
    Prepaid Income Taxes                             (10)   41,094     (3,782)
								--------    -------    -------

Total Adjustments                                350,450   531,999    288,976
								--------    -------    -------

Net Cash Provided by Operating Activities        535,386   736,367    455,375
								--------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments                     -  (290,779)         -
Capital Expenditures                              (3,529)   (4,214)   (49,082)
Sale of Short-Term Investments                         -   304,409          -
Sale of Capital Assets                                 -         -      4,000
								--------    -------    -------

Net Cash Provided by (Used in)
  Investing Activities                            (3,529)    9,416    (45,082)
								--------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage            (451,975) (414,214)  (379,609)
Purchase of Treasury Stock                       (75,347) (254,175)  (119,105)
								--------    -------    -------

Net Cash Used in Financing Activities           (527,322) (668,389)  (498,714)
								--------    -------    -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            4,535    77,394    (88,421)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   913,436   836,042    924,463
								--------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 917,971 $ 913,436  $ 836,042
								========    =======    =======

SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                  $ 382,287 $ 420,048  $ 454,728

Income Taxes Paid                              $ 196,909  $ 55,131  $  78,799

The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


    NOTE 1.   SUMMARY OF MAJOR ACCOUNTING POLICIES

              a.  Description of Business

              The Company is engaged primarily in the rental of real property located in New Jersey for retail use. During 2003, the Company terminated its activities in the development of surgical staples and the technology used to apply the staples for use in internal surgery.

              b   Basis of Presentation

              The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgements and estimates. While actual results may differ from these estimates, management does not expect the differences, if any, to have a material effect on the financial statements.

              c.  Cash and Cash Equivalents

              For purposes of reporting cash flows, all liquid investments with original maturities of three months or less are considered cash equivalents.

              d.  Property and Equipment

              Depreciation is provided on a straight-line and accelerated basis in amounts sufficient to write-off the cost of the assets over their estimated useful lives, which are as follows:

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

              e.  Earnings Per Share

              Earnings per share of common stock has been computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share of common stock is the same as earnings per share prior to dilution.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


    NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Capital Stock

              Each share of common stock is entitled to one vote. No such shares of common stock were reserved at September 30, 2004, 2003, or 2002. On October 20, 2004, the
              Company amended its Certificate of Incorporation in order to reduce its authorized shares from 2,000,000 to 272,000. Between May 10, 2004 and July 13, 2004, the
              Company retired 3,806 shares of Treasury Stock purchased during the years ended September 30, 2004 and 2003 at a cost of $89,492. On May 1, 2003, the Company retired 12,682 shares of Treasury Stock purchased between May 2002 and March 2003, at a cost of $314,760. On May 6, 2002, the Company retired 17,901 shares of Treasury Stock purchased between 1998 and April of 2002, at a cost of $286,816.

              g.  Income Taxes

              The Company provides for federal and state income taxes on items included in the Statements of Operations regardless of the period when such taxes are payable. Deferred taxes are recognized for temporary differences between financial and income tax reporting based on enacted tax laws and rates.

              h.  Deferred Charges

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


    NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j   Revenue Recognition

              Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.

              k.  Reclassifications

              Earnings from discontinued operations were previously classified under earnings from continuing operations and have been reclassified within the Statement of Operations for the year ended September 30, 2003.

    NOTE 2.   INCOME TAXES

                                 2004     2003    2002
               Current taxes:
                Federal       $ 149,230 $131,321  $70,952
                State            40,799   42,593    4,060
					  -------  -------   ------
                     Total      190,029  173,914   75,012
					  -------  -------   ------

               Deferred taxes:
                Federal         (21,339) (21,340)   8,660
                State            (3,767)  (3,766)   1,526
					  -------  -------   ------
                     Total      (25,106) (25,106)  10,186
					  -------  -------   ------

               Provision for
		     income taxes  $164,923 $148,808  $85,198
					  =======  =======   ======

              The deferred tax assets and liabilities recorded on the balance sheet as of September 30, are as follows:
                                2004      2003      2002
              Deferred tax liabilities:
               Federal         $358,978 $380,317 $401,657
               State             63,349   67,115   70,881
					  -------  -------  -------
                   Total       $422,327 $447,432 $472,538
					  =======  =======  =======

             The sources of deferred income taxes for the years ended September 30, are as follows:
                                2004       2003       2002

              Unbilled Rents
               Receivable    $1,055,817 $1,118,581 $1,181,345

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


    NOTE 2.   INCOME TAXES (continued)

              The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                                         2004     2003      2002

              Federal statutory
		    income tax rate           34%      34%       34%
              State tax provisions,
	         net of federal benefits     6        6         6
              Other                        7        2        (6)
							--	   --		 --

          Effective income tax rate       47%      42%       34%
							==	   ==		 ==

    NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES

              The Company leases two buildings at it's A & S Drive, Paramus, N.J. site for retail use. The Sports Authority, Inc. has leased a 62,000 sq. ft. building for a lease term of twenty
              (20) years and the Tandy Corporation has leased a 30,000 sq. ft. building for use as a Comp USA retail store for a lease term of fifteen (15) years. The tenants are responsible for real estate taxes and other assessments as defined in the operating lease agreements.

                                                2004      2003       2002

             Buildings and building improvements:

              Cost                          $ 6,961,244 $6,961,244 $6,961,244

              Accumulated depreciation        2,726,359  2,526,400  2,326,441
							  -----------  ---------  ---------

              Net buildings and building
              improvements                  $ 4,234,885 $4,434,844 $4,634,803
							  =========== ========== ==========

             The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

              2005         $2,225,142         2009 $2,331,017
              2006          2,225,142         2010  1,497,842
              2007          2,233,965         2011  1,275,697
              2008          2,331,017         2012  1,067,573
                                                    ---------
                                Total             $15,187,395
								   ==========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


   NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

             Net rental income consists of the following:

                                     2004         2003       2002

             Rental income        $2,053,703  $2,053,703  $2,053,703
             Depreciation expense   (199,959)   (199,959)   (199,959)
             Other expenses          (60,134)    (55,593)    (58,613)
						--------	--------	--------

          Rental income, net      $1,793,610  $1,798,151  $1,795,131
					     =========   =========   =========

             In 2004, 2003, and 2002, depreciation expense included all depreciation of the rental buildings and building improvements.

             a) In September 1992, the Company entered into a triple net lease agreement with The Sports Authority, Inc. The term of the lease is twenty (20) years with four (4) options to extend the term for an additional period of five (5) years in each option.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


   NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

             The following is a condensed summary of financial information on the above publicly held companies:
                                     Radioshack         The Sports
                                     Corporation         Authority
                                       12/31/03           1/31/04
                                    (In Millions)     (In Thousands)
              Current assets           $ 1,667        $  880,623
                                        ------         ---------
              Total assets               2,244         1,339,556
                                        ------         ---------
              Current liabilities          858           501,714
                                        ------         ---------
              Total liabilities          1,475           900,290
                                        ------         ---------
              Total stockholders'
                equity                     769           439,266
                                        ------         ---------
              Net sales                  4,649         1,760,450
                                        ------         ---------
              Cost of sales              2,333         1,274,721
                                        ------         ---------
              Gross profit               2,315           485,729
                                        ------         ---------
              Income before
               income taxes                473            24,086
                                        ------         ---------
              Income tax expense           174             7,719
                                        ------         ---------
              Net income                $  299        $   16,367
                                        ------         ---------

    NOTE 4.   DISCONTINUED OPERATIONS

              During the year ended September 30, 2003, the Company abandoned its activities in the development of surgical staples and the technology used to apply the staples for use in internal surgery. Assets totaling $60,052, associated with this segment, were written off to operations during 2003; therefore, there are no remaining assets included on the balance sheet as of September 30, 2003. There were no sales associated with this segment. The operating loss from this segment for 2003 was $172,746, with a tax benefit of $93,119 for a net loss from discontinued operations of $139,679.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


    NOTE 5.   RESEARCH AND DEVELOPMENT

              Research and development expenses in the amount of $214,031 in 2002 was charged to operations and included in costs and expenses.

    NOTE 6.   RENT EXPENSE

              The Company leases approximately 1,000 square feet of office and laboratory space on an annual basis. Lease payments are $950 per month. Rent expense was $11,400 in 2004, $11,400 in 2003 and $11,400 in 2002.

    NOTE 7.   PATENTS AND PATENT APPLICATION COSTS

              The Company has discontinued efforts relating to solar cells and semi-conductor technology. Work in the field has moved in other directions than that of the Company's technology and there has been a substantial reduction of government support in this technical area. The funding that had been received by laboratories exploring the Company's technology has also terminated.

              The Company terminated its efforts in the area of surgical staple development for use in internal surgery. Several United States Patents had been issued and foreign applications had been filed on a novel staple. Research and development costs in the amounts of $172,746 and $214,031 have been expended in connection with the surgical staple during 2003 and 2002, respectively.

    NOTE 8.   LONG-TERM DEBT

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

             Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 8. The expense for the next five
             (5) years is presented below:

              2005                                  $5,126
              2006                                   5,126
              2007                                   5,126
              2008                                   5,126
              2009                                   5,126

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


    NOTE 8.   LONG-TERM DEBT (Continued)

              The combined balance outstanding for each debt issued at the end of 2004, 2003, and 2002 is as follows:
                                          2004         2003       2002
              First Mortgage on
              62,000 sq. ft. Building     $4,059,353   4,511,328  $4,925,542

              Less Current Portion           493,177     451,982     414,221
                                           ---------   ---------   ---------

              Long-Term Portion           $3,566,176  $4,059,346  $4,511,321
                                           =========   =========   =========

              The mortgage is secured by the land, building and operating lease agreement with The Sports Authority, Inc. (See Note 3).

              The principle payments of long-term debt for the term of the mortgage is as follows:

              2005            $493,177          2009    $699,136
              2006             538,140          2010     762,870
              2007             587,197          2011     338,106
              2008             640,727

   NOTE 9.   DEFERRED CHARGES

             The composition of deferred charges and related amortization is as follows:

                                                       Real Estate
                                             Mortgage Brokers Commissions
                                      Total    Costs  Sports    Tandy
                                                     Authority  Corp.
          Original Cost             $712,160 $102,520 $279,584 $330,056
          Accumulated Amortization   448,756   59,804  168,915  220,037
                                     -------  -------  -------  -------

          Balance 9/30/04           $263,404 $ 42,716 $110,669 $110,019
                                     =======  =======  =======  =======

          Original Cost             $712,160 $102,520 $279,584 $330,056
          Accumulated Amortization   407,647   54,677  154,936  198,034
                                     -------  -------  -------  -------

          Balance 9/30/03           $304,513 $ 47,843 $124,648 $132,022
                                     =======  =======  =======  =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


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

          The Company is also subject to concentrations of credit risk with respect to cash and cash equivalents which the Company attempts to minimize by entering into arrangements with major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

NOTE 12.  BUSINESS SEGMENTS

          The Company adopted Financial Accounting Standards Board Statement (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company's reportable segments are strategic business units that involve different products and services. They are managed by a single management team.

          The Company's business segments are as follows:

              Surgical Staples-Engaged in engineering and design of surgical staples for use in internal surgery, and in the technology used to fabricate the equipment issued to apply the staples. The Company has discontinued its research efforts relating to the surgical staple segment of its business during 2003.

              Electro-Optical-Engaged in engineering and development of equipment for the semi-conductor industry. The company has discontinued efforts relating to the electro-optical segment of its business.

              Rental-Engaged in the leasing of real estate the two retail buildings owned by the Company at 50 A&S Drive, Paramus, New Jersey. Approximately 98% of the Company revenues are earned by this segment, all of which is received from two tenants (see Note 10).

          The accounting policies of the segments are the same as those described in the summary of major accounting policies. The Company evaluates the performance of its operating segments based on income before income taxes. There are no intercompany sales. The Company derives all of its revenue in the United States.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


NOTE 12.  BUSINESS SEGMENTS (Continued)

          Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate income and expense items not allocated to reportable segments.

                                               Revenues

                                        2004         2003         2002
          Business Segments:

          Surgical Staples         $          -  $        -  $        -
          Electro-Optical                     -           -           -
          Real Estate Rental          2,053,703   2,053,703   2,053,703
          Other                           4,645      32,932      17,805
                                      ---------   ---------   ---------

              Total                 $ 2,058,348  $2,086,635  $2,071,508
                                      =========   =========   =========

                                             Income (Loss)


                                        2004       2003          2002
          Business Segments:

          Surgical Staples          $        -  $ (139,679)* $ (214,031)
          Electro-Optical                    -           -            -
          Real Estate Rental         1,793,610   1,798,151    1,795,131
                                     ---------   ---------    ---------

              Total                  1,793,610   1,658,472   $1,581,100
                                     ---------   ---------    ---------

          General and Administrative
           Expenses                 (1,069,407)   (828,081)    (895,350)
          Interest Expense            (378,989)   (417,026)    (451,958)
          Other Income                   4,645      32,932       17,805
          Income Tax Expense          (164,923)   (241,927)    (148,808)
                                     ---------   ---------    ---------
              Total                 (1,608,674) (1,454,102)  (1,414,701)
                                     ---------   ---------    ---------
          Net Income              $    184,936  $  204,370    $ 166,399
                                     =========   =========    =========

                                              Identifiable Assets

                                        2004         2003        2002
          Business Segments:

          Surgical Staples          $        -  $        -  $    55,179
          Electro-Optical                    -           -        1,349
          Real Estate Rental         6,006,879   6,310,711    6,614,542
          Other                        976,927     987,953      966,752
                                     ---------   ---------    ---------

              TOTAL ASSETS         $ 6,983,806  $7,298,664   $7,637,822
                                     =========   =========    =========

                    * Discontinued operations

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


NOTE 12.  BUSINESS SEGMENTS (Continued)

          Business Segments:              Capital Expenditures
                                         2004      2003          2002
          Surgical Staples             $     -   $       -   $        -
          Electro-Opitical                   -           -            -
          Real Estate Rental                 -           -            -
          Other                          3,529       4,214       49,083
                                     ---------   ---------    ---------
                                   $     3,529   $   4,214     $ 49,083
                                     =========   =========    =========

                                          Property and Equipment
          Business Segments                    Depreciation
                                        2004         2003         2002
          Surgical Staples           $       -   $       -   $        -
          Electro-Optical                    -           -            -
          Real Estate Rental           199,959     199,959      199,959
          Other                         20,407      19,908       16,929
                                     ---------   ---------    ---------
                                      $220,366    $219,867     $216,888
                                     =========   =========    =========


                                            Intangible Assets
                                              Amortization
                                        2004        2003        2002
           Surgical Staples          $       -   $       -     $ 11,728
           Electro-Optical                   -           -        2,698
           Real Estate Rental           41,109      41,108       41,109
           Other                             -           -            -
                                     ---------   ---------    ---------
                                     $  41,109    $ 41,108     $ 55,535
                                     =========   =========    =========

 NOTE 13.      FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2004, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


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

                                                 2004       2003       2002
          Changes in benefit obligation:
           Benefit obligation at October 1    $2,371,343 $1,925,510 $1,782,702
           Service cost                          440,931    306,184    370,905
           Interest cost                         211,676    167,601    162,099
                                               ---------  ---------  ---------
           Benefit obligation at September 30 $3,023,950 $2,394,295 $2,315,706
                                               =========  =========  =========


                                                 2004      2003        2002
          Change in plan assets:
       Fair value of plan assets at October 1 $2,096,090 $1,810,644 $1,407,957
           Company contributions                 479,009    334,764    398,584
           Benefit payments                     (100,000)         -          -
           Actual return on plan assets          242,794    (49,318)     4,103
                                               ---------  ---------  ---------

           Fair value of plan assets at
              September 30,                   $2,717,893 $2,096,090 $1,810,644
                                               =========  =========  =========


           Funded status of Plan              $(306,057) $(298,205)  $(505,062)
           Unrecognized Net (Gain) Loss          158,051    177,071    396,204
                                               ---------  ---------  ---------

           Accrued Pension                    $(148,006) $(121,134)  $(108,858)
                                               =========  =========  =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


NOTE 14.  PENSION PLAN (Continued)

          The net periodic pension cost for the year ended September 30, includes the following components:
                                                  2004      2003       2002
          1.  Service cost - benefits earned
               during the period               $ 440,931  $ 306,184   $370,905
                                               ---------  ---------  ---------

          2.  Interest cost on projected benefit
                obligation                       211,676    167,601    162,099
                                               ---------  ---------  ---------
          3.  Actual return on plan assets     (142,794)     49,318    (4,103)
                                               ---------  ---------  ---------
          4.  Net amortization and deferral:
              a. Amortization of unrecognized net
                   obligation (asset) at transition    -          -          -
              b. Amortization of unrecognized
                   prior service cost                  -          -          -
              c. Amortization of unrecognized net
                   (gain) or loss                 (3,932)  (176,063)   (94,454)
              d. Asset gain or (loss) deferred         -          -          -
                                               ---------  ---------  ---------

              e. Total                          ( 3,932)   (176,063) $(94,454)
                                               ---------  ---------  ---------

        5.  Net periodic pension cost (credit) =
           (Item 1+item 2+item 3+item 4(e)      $505,881  $ 347,040   $434,447
                                               ---------  ---------  ---------


          The net periodic pension cost for 2004, 2003 and 2002 was determined based on a 7% discount rate and a long - term rate of return of 7% on plan assets.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


NOTE 15.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

          For the Fiscal Year Ended September 30, 2004

                                     First     Second   Third    Fourth
                                     Quarter  Quarter  Quarter   Quarter
          Total Revenues             $505,955 $505,371 $505,498 $541,524

          Gross Profit                  N/A        N/A      N/A      N/A

          Income Before Extraordinary
              Items                   75,707    33,653   37,346   38,230

          Weighted Average
            Number of Shares         273,420   271,505  271,346  271,211

          Earnings Per Share             .28       .12      .14      .14

          Net Income                 $75,707   $33,653  $37,346  $38,230


          For the Fiscal Year Ended September 30, 2003

                                      First      Second  Third    Fourth
                                      Quarter   Quarter Quarter  Quarter

          Total Revenues             $505,843  $531,467 $507,841 $481,432

          Gross Profit                    N/A       N/A      N/A      N/A

          Income Before Extraordinary
            Items                      50,021    67,758   64,226   22,365

          Weighted Average
            Number of Shares          278,277   274,985  271,242  274,492

          Earnings Per Share              .18       .25      .24      .08

          Net Income                  $50,021   $67,758  $64,226  $22,365

HOLOBEAM, INC.
                                   SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2004
                                                                                                               Life in
                                                                                                                Which
                                                                                                                Deprec-
                                              Cost Capitalized      Gross Amount at          (2)                 iaton
                             Initial            Subsequent         Which Carried at        Accum-                in Latest
                           Cost to Company    To Acquisition      Close of Period (1)      ulated    Date  Date   Income
              Incum -               Bldg &           Carrying           Bldg &             Deprec-    of   Acqu-  Stmt is
             brances       Land     Improv    Improv   Costs   Land    Improv      Total    iation  Constr. ired Computed
Improved Land
 Paramus, NJ   $        0 $218,402 $        0  $       0  $0 $218,402 $        0  $218,402   $       0       1971  -
Improved Land
 Paramus, NJ            0  173,565          0     60,805   0  234,370          0   234,370           0       1983  -

Building I
 Paramus, NJ
 Improvements   6,777,260        0    718,881  3,649,850   0        0  4,368,731 4,368,731   2,067,152 1958  1971  3 to 40
                                                                                                                   years

Building II
 Paramus, NJ            0        0  2,592,513          0   0        0  2,592,513  2,592,513    659,207 1995 1995  30 Years
                ---------  -------  ---------  ---------  --  -------  ---------  ---------  ---------

               $6,777,260 $391,967 $3,311,394 $3,710,655  $0 $452,772 $6,961,244 $7,414,016 $2,726,359
                =========  =======  =========  =========  ==  =======  =========  =========  =========



(1)Activity for the three years                           (2)Activity for the three years
   ended September 30, 2004 is                               ended September 30, 2004 is
   as follows:         2004     2003       2002              as follows:           2004      2003       2002

Balance at Beginning                                        Balance at Beginning
of Year           $7,414,016 $7,414,016 $7,414,016            of Year           $2,526,400 $2,326,441 $2,126,482
Additions:                                                    Additions:
  Improvements             0          0          0            Depreciation         199,959    199,959    199,959
  Acquisitions             0          0          0            Less Retirements           0          0          0
                   ---------  ---------  ---------                               ---------  ---------  ---------
                   7,414,016  7,414,016  7,414,016
                   ---------  ---------  ---------
Deductions                                                  Balance at
  During Year:                                               End of Year        $2,726,359 $2,526,400 $2,326,441
  Retirements              0          0          0                               =========  =========  =========
  Cost of Real
   Estate Sales            0          0          0

Balance at End
  of Year         $7,414,016 $7,414,016 $7,414,016
                   =========  =========  =========

The aggregate cost for Federal income tax purposes at September 30, 2004 is $7,414,016.





The accompanying notes are an integral part of these financial statements.
                                                   46

HOLOBEAM, INC.
                                          SCHEDULE XII
MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2004

                                                                                          Principal Amount
                                                                                                of Loans
                                                                           Face    Carrying    Subject to
                                                         Periodic         Amount    Amount      Delinquent
                            Interest    Final Maturity    Payment   Prior    of        of        Principal
                              Rate          Date           Terms    Items Mortgage  Mortgage(1) or Interest

Mortgage Payable
   Building and Improvements     8.7%    February 5, 2011 $13,367   None  $1,500,000 $  810,123   None

Mortgage Payable
   Building and Improvements     8.77%   February 5, 2011 $56,328   None  $6,000,000 $3,249,230   None
                                                                                      ---------
                                                                                     $4,059,353
                                                                                      =========

Activity for the three
   years ended September 30,
   2004 is as follows:
                                     2004        2003        2002
Balance at Beginning of Year     $4,511,328  $4,925,542  $5,305,152

Additions During Year:
  Commercial Loans                        0           0           0
  New Mortgages                           0           0           0
                                  ---------   ---------   ---------

                                  4,511,328   4,925,542   5,305,152
Deductions During Year:
  Principal Payments                451,975     414,214     379,610
  Mortgage Payments                       0           0           0
                                  ---------   ---------   ---------

Balance at End of Year           $4,059,353  $4,511,328  $4,925,542
                                  =========   =========   =========

(1) The cost for Federal income tax purposes at 9/30/04 is $4,059,353

The accompanying notes are an integral part of these financial statements.

Item 9.  Changes and Disagreements with Accountants on
------------------------------------------------------
Accounting and Financial Disclosure.
------------------------------------
       None.

Item 9A. Controls and Procedures.
---------------------------------
       Under the supervision and with the participation of the Officers, including the President and the Treasurer, the Board of Directors has evaluated the effectiveness of the design and operation of the Registrant's disclosure controls and procedures as of the end of the period covered by this report, and based upon their evaluation, the President and Treasurer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information
--------------------------
       Subsequent Events
       -----------------
On October 20, 2004, the Registrant filed an amendment to is Restated Certificate of Incorporation for the purpose of reducing the number of Authorized Common Shares to 272,000 from
 2,000,000.
The amendment was duly adopted in accordance with the applicable provisions of Sections 242 and 228 of the General Corporation
Law of the State of Delaware and was approved by the affirmative vote of approximately 81% of the Registrant's shareholders.

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

Name and Age        Title                   Term      Date First Elected
-------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board   2005 Annual    1968
Age 73              President of Registrant Meeting

William M. Hackett  Treasurer of Registrant 2006 Annual    1984
Age 61                                      Meeting

Beverly Cook        Office Manager and      2007 Annual    1995
Age 68              Secretary of Registrant Meeting



(b)               The following Table represents the name
and age of each officer of the Registrant, the positions and offices held by each, the term of each office and the period which each has served in the indicated office.


Name and Age        Title                   Term      Date First Elected
------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board    Annual       1968
Age 73

William M. Hackett  Treasurer of Registrant  Annual       1975
Age 61

Beverly Cook        Secretary of Registrant  Annual       1997
Age 68

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

 (f)          Not applicable.

Item 11.  Executive Compensation.
---------------------------------
 (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 2004 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000., and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.

                                          HOLOBEAM, INC.
                                             Form 10K
                                    Summary Compensation Table
                                        September 30, 2004


                                                                     Long Term Compensation
                                                   -----------------------------------------------
Name and                Annual Compensation                  Awards                     Payouts      All Other
                    ----------------------------   ----------------------------       ------------
Principal Position  Year  Salary  Bonus    Other   Restricted Stock    SUO/SARS       LTIP Payouts   Compensation
------------------  ----  ------  -----    -----   ----------------    --------       ------------   ------------
Melvin S. Cook      2004 $325,000  -0-      -0-            -0-           -0-                 -0-       -0-
President and CEO   2003  325,000  -0-      -0-            -0-           -0-                 -0-       -0-
and Director        2002  325,000  -0-      -0-            -0-           -0-                 -0-       -0-

William M. Hackett  2004   33,333  -0-      -0-            -0-           -0-                 -0-       -0-
Treasurer and       2003   25,000  -0-      -0-            -0-           -0-                 -0-       -0-
Director            2002   25,000  -0-      -0-            -0-           -0-                 -0-       -0-

Beverly Cook        2004  150,000  -0-      -0-            -0-           -0-                 -0-       -0-
 Secretary and      2003  150,000  -0-      -0-            -0-           -0-                 -0-       -0-
  Director          2002  137,500  -0-      -0-            -0-           -0-                 -0-       -0-

All Officers and    2004 $508,333  -0-      -0-            -0-           -0-                 -0-       -0-
 Directors as a     2003  500,000  -0-      -0-            -0-           -0-                 -0-       -0-
     Group          2002  487,500  -0-      -0-            -0-           -0-                 -0-       -0-

Item 11 (cont'd.)
     The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant.
    (b)               The Directors who are not employees of
the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 2004, 2003 and 2002.
       (c) The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000. as well as all officers and directors as a group since October 1, 2003.

                         All Directors and Officers as a Group
                         -------------------------------------
Options Granted
                                       0
Options Exercised
                                       0
Unexercised Options Held at 9/30/04    0

(d)The following Table sets forth information about the Company's defined benefit pension plan benefits:
                          Pension Plan Table
                                       Years of Service
                                       ----------------
             Remuneration                        37
             ------------                      -------
                $ 60,000.                     $ 60,000.

                 160,000.                      160,000.

                 200,000.                      160,000.


 Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Registrant. For Melvin Cook and Beverly Cook, the amounts equaled $200,000. and $137,500., respectively, as of September 30, 2004. Melvin Cook and Beverly Cook will be credited at normal retirement date with 37 years service each under the Pension Plan as of September 30, 2004. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for Social Security or any other amounts. (Reference is made to Note 14 of the accompanying Financial Statements for the year ended September 30, 2004.)

Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management and Related Stockholder Matters.
-------------------------------------------
  (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 10, 2004 is as follows:

Title of Class         Name & Address     Amount Owned % of Class
-----------------------------------------------------------------

Common Stock, Par      Melvin S. Cook         124,500     46.1%
Value $0.10 Per Share  217 First Street
                       Ho-Ho-Kus, NJ 07423

Common Stock, Par      Beverly Cook            95,000     35.1%
Value $0.10 Per Share  217 First Street
                       Ho-Ho-Kus, NJ 07423



 (b)               The stockholding of Officers and
Directors as a group as of December 10, 2004 are as follows:

Title of Class           Amount Beneficially Owned   % of Class
---------------------------------------------------------------

Common Stock, Par Value        219,500                    81.2%
$0.10 Per Share

(c)               There are no contractual arrangements
that might result in a change of control of Registrant.

Item 13.  Certain Relationships and Related Transactions - Not
--------------------------------------------------------
Applicable
Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------
The Board of Directors and Officers of the Registrant appointed R.A.

Fredericks and Co., LLP, independent registered public accounting firm, to audit the Registrant's books, records and accounts for the Fiscal Year ended September 30, 2004.
       The Board of Directors approves all services rendered by R.A. Fredericks and Co., LLP and approves all fees paid to the audit firm.
       The Board of Directors requires that the Treasurer and the President approve all audit and other permissible non-audit services provided by R.A. Fredericks and Co., LLP. The Board of Directors will not approve non-audit engagements that would violate rules of the U.S. Securities and Exchange Commission or impair the independence of R.A. Fredericks and Co., LLP.
       For the fiscal years ended September 30, 2004 and 2003, R.A. Fredericks and Co., LLP was paid the following fees for services provided to the Registrant:

                                          2004               2003
       Audit Fees                      $20,000            $16,000
       Tax Fees                          2,500              2,500
       All Other Fees                    -0-                 -0-
                                        ------             ------
       Total                           $22,500            $18,500
                                        ======             ======

                            PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
-------------------------------------------------------------
on Form 8K
----------
       The following documents are filed as part of the Annual
Form 10-K:
       1.   Index to Exhibits
             A. Officers' Certifications pursuant to
                Section 302 of the Sarbanes-Oxley Act
                of 2002
             B. Certification of Chief Executive
                Officer pursuant to U.S.C., Section
                1350 as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002
             C. Certification of Chief Financial
                Officer pursuant to 18 U.S.C.,
                Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act
                 of 2002
              D.Amended and restated Certificate of
                 Incorporation of Holobeam, Inc.
              E.Code of Ethics

                          HOLOBEAM, INC.
                             Form 10K
                        September 30, 2004

                            Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant               Holobeam, Inc.
               -------------------------
By     William M. Hackett
       ------------------
Date   December 10, 2004
       -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:    Melvin S. Cook
       --------------
       Melvin S. Cook
       President and Chairman of the Board

Date:  December 10, 2004
       -----------------



By:    William M. Hackett
       ------------------
       William M. Hackett
       Director and Treasurer

Date:  December 10, 2004
       -----------------


By:    Beverly Cook
       ------------
       Beverly Cook
       Director and Secretary

Date:  December 10, 2004

                      EXHIBIT A


CERTIFICATIONS

(a)The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's
Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 30, 2003 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

(b)There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004, including corrective actions with regard to significant deficiencies and material weaknesses. As of September 30, 2004, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


 I, William M. Hackett, Treasurer, certify that:

      1.I have reviewed this annual report on Form 10-K of Holobeam, Inc.;

       2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4.The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and have:

       (a)designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b)evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       (c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a)all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b)any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

       6.The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   12/05/04
        --------

        William M. Hackett, Treasurer
        -----------------------------

         William M. Hackett
         Treasurer



       I, Melvin S. Cook, President, certify that:

       1.I have reviewed this annual report on Form 10-K of Holobeam, Inc.;

       2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4.The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and have:

       (a)designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b)evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       (c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a)all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b)any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

       6.The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   12/10/04
        --------

       Melvin S. Cook, President
       -------------------------
        Melvin S. Cook
       President

EXHIBIT D


                    CERTIFICATE OF AMENDMENT

                               OF

             RESTATED CERTIFICATE OF INCORPORATION

                               OF

                         HOLOBEAM, INC.

                             *****


     Holobeam, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,

     DOES HEREBY CERTIFY:

     FIRST: That the Board of Directors of said corporation in a meeting duly held, unanimously adopted a resolution proposing and declaring advisable the following amendment to the Restated Certificate of Incorporation of said corporation:

                    RESOLVED, That the Restated Certificate of
          Incorporation of the corporation be amended by changing the FOURTH Article thereof so that, as amended said Article shall be and read as follows:
                         "FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is Two Hundred Seventy Two Thousand
          (272,000) shares of Common Stock having a par value of Ten Cents ($0.10) per share amounting in the aggregate to Twenty-Seven Thousand Two
          Hundred Dollars ($27,200)."

     SECOND: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Sections 242 and 228 of the General Corporation Law of the State of Delaware.

THIRD: That this Certificate of Amendment of the Restated Certificate of Incorporation shall be effective on October 20, 2004.

     IN WITNESS WHEREOF, said Board of Directors of said Holobeam, Inc. has caused this certificate to be signed by the Chairman this 4th day of October 2004.



                                   Melvin S. Cook
                                   by Melvin S. Cook
                                      Chairman