Form 10-Q
period 2004-12-31
HOLOBEAM INC
filed 2005-02-14
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: December 31, 2004

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

           269,895 Common Shares at February 9, 2005

                         HOLOBEAM, INC.
                             INDEX

PART I                            PAGE NO.
Financial Statements

   Condensed Balance Sheets                 1

   Condensed Statements of Income 2

   Condensed Statements of Cash Flows       3

   Notes to Condensed Financial Statements  4

   Management's Discussion and Analysis of
   the Financial Condition and Results of
     Operations                               5, 6

PART II
  Signatures                               7

  Certifications                           8, 9, 10

  Computation of Earnings Per Common Share  Exhibit A

  Section 906 Certifications                Exhibit B

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                             Dec. 31, 2004   Sept. 30, 2004
                                             -------------   --------------
Current Assets
  Cash and Cash Equivalents                     $  849,104       $  917,971
  Short Term Investments                            -0-              -0-
  Other Current Assets                               9,640           15,413
                                                ----------       ----------
    Total Current Assets                           858,744          933,384

  Investments in Real Estate, Net                4,637,648        4,487,657
  Machinery & Equipment, Net                        38,438           43,543
  Unbilled Accounts Receivable                   1,012,958        1,055,818
  Other Non-Current Assets                         253,154          263,404
                                                ----------       ----------
  Total Assets                                  $6,800,942       $6,983,806
                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                             $  185,429       $  192,364
   Accrued Expenses                                228,910          227,791
   Income Taxes Payable                             -0-              69,460
   Current Portion of Mortgage Payable             504,052          493,177
                                                ----------       ----------
      Total Current Liabilities                    918,391          982,792
                                                ----------       ----------
Mortgage Payable, Net of Current
   Portion                                       3,436,010        3,566,176
Deferred Income Taxes                              422,327          422,327
                                                ----------       ----------
      Total Liabilities                          4,776,728        4,971,295
                                                ----------       ----------
Shareholders' Equity
   Common Stock                                     27,121           27,121
   Paid-In-Capital                               9,137,868        9,137,868
   Accumulated Deficit                         ( 7,113,775)     ( 7,152,478)
   Treasury Stock, At Cost                     (    27,000)          -0-
                                                ----------       ----------

      Shareholders' Equity                       2,024,214        2,012,511
                                                ----------       ----------
      Total Liabilities and
      Shareholders Equity                       $6,800,942       $6,983,806
                                                ==========       ==========

                         HOLOBEAM, INC.
                 Condensed Statement of Income

                                                       3 Months Ended
                                                       December 31
                                                      2004        2003
Revenue
   Rental Income                                  $504,475    $504,475
   Interest Income                                   1,445       1,480
   Other                                            -0-         -0-
                                                  --------    --------
      Total Revenue                                505,920     505,955

Costs and Expenses
   Rental Expenses                                  56,564      55,603
   General and Administrative Expenses             296,430     225,613
   Research and Development                         -0-         -0-
   Interest                                         88,422      98,461
   Other                                                51         226
                                                  --------    --------
      Total Costs and Expenses                     441,467     379,903
                                                  --------    --------

Income Before Income Taxes                          64,453     126,052

Income Tax Expense                                  25,750      50,345
                                                  --------     -------

Net Income                                        $ 38,703    $ 75,707
                                                  ========    ========

Weighted Average Number of Common
   Shares Outstanding                              270,513     273,420

Net Income Per Share                                 $0.14       $0.28

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                             3 Months    3 Months   12 Months
                                                Ended       Ended       Ended
                                             12/31/04    12/31/03     9/30/04
                                             --------    --------     -------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income, (Loss)                      $   38,703  $   75,707   $ 184,936
                                           ----------  ----------   ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     By Operating Activities:
   Depreciation                                55,115      54,250     220,366
   Amortization                                13,500      10,250      41,109
   Loss on Abandonment of
     Patents                                    -0-         -0-         -0-
   Decrease, (Increase) In:
     Patent and Patent
       Application Costs                        -0-         -0-         -0-
     Accounts Receivable                        -0-         -0-         -0-
     Unbilled Rents Receivable                 42,860      15,691      62,763
     Prepaid Income Taxes                       3,522       6,341         (10)
   Increase, (Decrease) In
     Accounts Payable and
     Accrued Expenses                         (75,276)     78,915      59,514
   Other                                       (1,000)      1,750     (33,292)
                                           ----------  ----------   ---------
Total Adjustments                              38,721     167,197     350,450
                                           ----------  ----------   ---------
Net Cash Provided (Used) by
   Operating Activities                        77,424     242,904     535,386
                                           ----------  ----------   ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                         -0-         -0-        (3,529)
   Purchase of Short Term
     Investments                                -0-         -0-          -0-
   Sale of Short Term
     Investments                                -0-         -0-         -0-
                                            ---------   ---------   ---------
Net Cash Flow from Investing
   Activities                                   -0-         -0-        (3,529)
                                            ---------   ---------   ---------
CASH FLOW FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                                (119,291)   (109,325)   (451,975)
   Purchase of Treasury Stock                 (27,000)    (67,657)    (75,347)
   Other                                       -0-          -0-         -0-
                                           ----------   ---------   ---------
Net Cash Flow Provided (Used)
   by Financing Activities                   (146,291)   (176,982)   (527,322)
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       (68,867)     65,922       4,535
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        917,971     913,436     913,436
                                           ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $  849,104  $  979,358  $  917,971
                                           ==========  ==========  ==========

                         HOLOBEAM, INC.
            Notes to Condensed Financial Statements
                            Form 10Q

                       December 31, 2004



         In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 2004 and 2003 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 2004.
         For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
         The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2004

(1) Material Changes in Financial Condition
             Cash flows from operating activities for the three months ended December 31, 2004 were $77,424.00, down $165,480.00 when compared to the three months ended
    December 31, 2003. The decrease resulted principally from decreases in accounts payable and accrued expenses amounting to $154,191.00.
             Working capital at December 31, 2004 was $(59,647.00), down $10,239.00 from that reported at September 30, 2004 and down $67,173.00 when compared to the working capital at December 31, 2003.
             During the three months ended December 31, 2004, the Registrant purchased treasury stock in the amount of $27,000.00 which negatively affected the Registrant's working capital.
             As previously reported, the Registrant intends to identify opportunities for real estate development and rental in the geographical vicinity of the Registrant's existing rental properties in Bergen County, New Jersey.
             In addition, the Registrant intends to investigate processes for improving the sites presently owned by the Registrant for purposes of attracting suitable tenants when

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2004
 the existing operating leases expire in 2009 and 2012.
             At the present time, no specific opportunities have been identified and the Registrant intends to continue to search for appropriate properties and improvement processes. If the Registrant identifies suitable opportunities, it is the intention of the Registrant to fund the projects with the equity valuations contained in the existing rental properties. Funding of any such project is not expected to have a materially adverse effect upon the Registrant's financial condition.
 (2)     Material Changes in the Results of Operations
             During the quarter ended December 31, 2004, the Registrant recorded after-tax income of $38,703.00, down $37,004.00 when compared to the results of operations for the three months ended December 31, 2003. The decrease in income results principally from increases in general and administrative expenses which are normal, recurring and incidental to the Registrant's operations.
             During the three months ended December 31, 2004, the Registrant contributed $136,133.00 to the Registrant's defined benefit pension plan. The contributions are charged to operations and included in the administrative expenses on the Condensed Statement of Income.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2004
             The Registrant expects to continue funding the plan in subsequent periods and anticipates no materially adverse effect upon the Registrant's financial condition.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 2004

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.

By     William M. Hackett

Date   February 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
         Melvin S. Cook
         President and Chairman of the Board

Date:    February 11, 2005


By:      William M. Hackett
         William M. Hackett
         Director and Treasurer

Date:    February 11, 2005


By:      Beverly Cook
         Beverly Cook
         Director and Secretary

Date:    February 11, 2005

CERTIFICATIONS

    (a) The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 31, 2004 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004, including corrective actions with regard to significant deficiencies and material weaknesses. As of December 31, 2004, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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


Date: February 11, 2005
                                  William M. Hackett,
Treasurer
                                  William M. Hackett
                                  Treasurer


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


Date: February 11, 2005

                                  Melvin S. Cook, President
                                  Melvin S. Cook
                                  President

                                            Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 2004





                       Three Months Ended
                          December 31,
                       ------------------
                       2004           2003
                       ----           ----

PRIMARY

  Net Income       $ 38,703       $ 75,707

SHARES

  Weighted Average
    Number of
    Common
    Shares of
    Outstanding     270,513       273,420

  Earnings Per
   Share              $0.14         $0.28