Form 10-Q
period 2005-03-31
HOLOBEAM INC
filed 2005-05-13
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: March 31, 2005

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

            269,784 Common Shares at April 29, 2005

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

   Section 906 Certifications                       Exhibit B

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                               March 31,2005  Sept. 30, 2004
                                               -------------  --------------
Current Assets
  Cash and Cash Equivalents                      $   861,159      $  917,971
  Short Term Investments                             -0-              -0-
  Other Current Assets                                42,724          15,413
                                                 -----------      ----------
    Total Current Assets                             903,883         933,384

  Investments in Real Estate, Net                  4,587,638       4,687,657
  Machinery & Equipment, Net                          33,333          43,543
  Unbilled Accounts Receivable                       970,098       1,055,818
  Other Non-Current Assets                           242,904         263,404
                                                 -----------      ----------
  Total Assets                                   $ 6,737,856      $6,983,806
                                                 ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                $ 185,429      $  192,364
   Accrued Expenses                                  230,521         227,791
   Income Taxes Payable                               -0-             69,460
   Current Portion of Mortgage Payable               515,166         493,177
                                                  ----------      ----------
      Total Current Liabilities                      931,116         982,792

Mortgage Payable, Net of Current
   Portion                                         3,302,976       3,566,176
Deferred Income Taxes                                422,327         422,327
                                                  ----------      ----------
      Total Liabilities                            4,656,419       4,971,295
                                                  ----------      ----------
Shareholders' Equity
   Common Stock                                       27,121          27,121
   Paid-In-Capital                                 9,137,868       9,137,868
   Accumulated Deficit                           ( 7,042,740)    ( 7,152,478)
   Treasury Stock, At Cost                       (    40,812)         -0-
      Shareholders' Equity                         2,081,437       2,012,511
                                                  ----------      ----------
      Total Liabilities and
      Shareholders Equity                         $6,737,856      $6,983,806
                                                  ==========      ==========

                             HOLOBEAM, INC.
                     Condensed Statement of Income

                                       Three Months Ended    Six Months Ended
                                            March 31,           March 31,
                                       ------------------    ----------------
                                          2005       2004      2005      2004
                                          ----       ----      ----      ----
Revenue
   Rental Income                      $504,477  $504,477 $1,008,952$1,008,952
   Interest Income                       2,205       894      3,650     2,374
   Other                                 -0-        -0-       -0-       -0-
                                      --------   -------- --------- ---------

      Total Revenue                    506,682    505,371 1,012,602 1,011,326
                                      --------   -------- --------- ---------

Costs and Expenses
   Rental Expenses                      49,200     51,054   105,764   106,657
   General and Admin. Expenses         252,202    301,870   548,632   527,483
   Research and Development              -0-          444     -0-         444
   Interest                             86,922     96,034   175,344   194,495
   Other                                    93         51       144       277
                                      --------   -------- -------------------
      Total Costs and Expenses         388,417    449,453   829,884   829,356
                                      --------   -------- -------------------

Income Before Income Taxes             118,265     55,918   182,718   181,970

Income Tax Expense                      47,230     22,265    72,980    72,610
                                       -------    ------- -------------------

Net Income                            $ 71,035   $ 33,653 $ 109,738 $ 109,360
                                      ========   ======== ========= =========

Weighted Average Number of
   Shares Outstanding                 269,940    271,505    270,230   272,468

Net Income Per Share                     $0.26      $0.12     $0.41     $0.40

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                             6 Months   6 Months   12 Months
                                                Ended      Ended       Ended
                                              3/31/05    3/31/04     9/30/04
                                              -------    -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income, (Loss)                        $ 109,738  $ 109,360  $  184,936
                                            ---------  ---------  ----------
  Adjustments to Reconcile Net
  Income to Net Cash Provided
    by Operating Activities:
  Depreciation                                110,230    108,500     220,366
  Amortization                                 20,500     20,500      41,109
  Loss on Abandoment of Patents                 -0-        -0-         -0-
  Decrease, (Increase) In:
    Patent and Patent
    Application Costs                           -0-        -0-         -0-
    Accounts Receivable                         -0-        -0-         -0-
    Unbilled Rents Receivable                  85,720     15,691      62,763
    Prepaid Income Taxes                      (31,829)   (60,386)        (10)
  Increase, (Decrease) In:
    Accounts Payable and
    Accrued Expenses                          (73,666)   140,200      59,514
    Other                                       4,518      4,345     (33,292)
                                          ----------- ----------   ---------
Total Adjustments                             115,473    228,850     350,450
                                          ----------- ----------  ----------
Net Cash Provided (Used) by
  Operating Activities                        225,211    338,210     535,386
                                          ----------- ----------  ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Capital Expenditures                          -0-       (3,530)     (3,529)
  Purchasing of Short Term
     Investments                                -0-        -0-          -0-
  Sale of Short Term Investments                -0-        -0-          -0-
                                           ---------- ----------    --------
Net Cash Flows from Investing
  Activities                                    -0-       (3,530)     (3,529)
                                           ----------     ------      ------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Principal Payments on First
    Mortgage                                 (241,211)  (221,059)   (451,975)
  Purchase of Treasury Stock                  (40,812)   (82,912)    (75,347)
  Other                                         -0-        -0-         -0-
                                           ---------- ----------  ----------
Net Cash Flows Provided (Used)
  by Financing Activities                    (282,023)  (303,971)   (527,322)
                                             --------  ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        (56,812)    30,709       4,535
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         917,971    913,436     913,436
                                          ----------- ----------  ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $   861,159  $ 944,145 $   917,971
                                          ===========  ========= ===========
                                     3

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

March 31, 2005



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 2005 and 2004 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 2005.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and six months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2005

(1) Material Changes in Financial Condition
             Cash flows from operating activities for the six months ended March 31, 2005 were $225,211.00, down $112,999.00 when compared to the six months ended March 31, 2004. The change resulted primarily from decreases in accounts payable and accrued expenses.
             During the six months ended March 31, 2005, working capital improved to $<27,233.00> when compared to working capital at September 30, 2004 which was $<49,408.00>.
             The Registrant recorded purchases of Treasury stock during the six months ended March 31, 2005 in the amount of $40,812.00 which had a negative effect upon the Registrant's working capital.
             It is the intention of the Registrant to seek opportunities for improving its real estate development and rental activities in the geographical area in which it presently performs such activities, Bergen County, New
    Jersey.
             Also, the Registrant intends to investigate methods for improving the properties presently owned by the Registrant

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2005

 at 50 A&S Drive, Paramus, New Jersey. In order to attract suitable tenants for the properties when the leases expire, the Registrant will be required to improve access to the properties because there is presently no direct access from New Jersey
State Highway No. 17.
             At the present time, no specific opportunities have been identified for development or for access improvement but the Registrant will continue to search for appropriate projects. If such opportunities are identified, the Registrant intends to fund the projects with the equity values contained in the existing rental properties.
             In addition, the Registrant may seek a new mortgage on the existing properties for purposes of providing cash reserves in the event that the properties are vacant for an extended period during the time in which the improvements are scheduled, and to reduce the interest expense associated with the present mortgage.
             Funding of the improvement projects and the acquisition of a new mortgage is not expected to have a materially adverse effect upon the Registrant's financial condition.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         March 31, 2005

        (2)  Material Changes in the Results of Operations
             During the three months and six months ended March 31, 2005, the Registrant recorded after-tax income of
    $71,035.00 and $109,738.00 respectively, up $37,382.00 and
    $378.00 when compared to the results of operations for the three and six months ended March 31, 2004. The increase in income results principally from decreases in interest expense associated with the mortgage on the Registrant's properties and reduced general and administrative expenses.
             During the six months ended March 31, 2005, the Registrant contributed $204,360.00 to the Registrant's deferred benefit pension plan. The Registrant expects to continue funding of the plan in subsequent periods and anticipates no materially adverse effect upon the
    Registrant's financial condition as a result of such
    contributions.
             The Registrant expects short-term revenues and expenses to be consistent as the Registrant's rental properties are
    100% leased through 2009.
                                7

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                         March 31, 2005

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.

By     William M. Hackett, Treasurer

Date   May 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
         Melvin S. Cook
         President and Chairman of the Board

Date:    May 12, 2005


By:      William M. Hackett
         William M. Hackett
         Director and Treasurer

Date:    May 11, 2005


By:      Beverly Cook
         Beverly Cook
         Director and Secretary

Date:    May 12, 2005

CERTIFICATIONS

    (a) The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 30, 2004 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003, including corrective actions with regard to significant deficiencies and material weaknesses. As of March 31, 2005, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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


Date: May 11, 2005
                                  William M. Hackett, Treasurer
                                  William M. Hackett
                                  Treasurer


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


Date: May 12, 2005
                                  Melvin S. Cook, President
                                  Melvin S. Cook
                                  President

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                         March 31, 2005


                      Three Months                 Six Months
                     Ended March 31,              Ended March 31,
                    ------------------          ------------------
                    2005         2004          2005            2004
                   ------       ------        ------         ------

PRIMARY

  Net Income       $ 71,035   $ 33,653      $109,738       $109,360

SHARES

 Weighted Average
 Number of Common
 Shares Outstanding 269,940    271,505       270,230       272,468

 Earnings Per Share   $0.26      $0.12         $0.41         $0.40