Form 10-Q
period 2005-06-30
HOLOBEAM INC
filed 2005-08-15
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: June 30, 2005

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

            269,784 Common Shares at August 8, 2005

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

  Computation of Earnings Per Common Share       Exhibit A

  Section 906 Certifications                     Exhibit B

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                                 June 30,2005  Sept. 30, 2004
                                                 ------------  --------------
Current Assets
  Cash and Cash Equivalents                       $   647,156      $  917,971
  Short Term Investments                               94,880          -0-
  Other Current Assets                                 53,325          15,413
                                                  -----------      ----------
    Total Current Assets                              795,361         933,384
  Investments in Real Estate, Net                   4,537,628       4,687,657
  Machinery & Equipment, Net                           28,228          43,543
  Unbilled Accounts Receivable                        927,238       1,055,818
  Other Non-Current Assets                            232,654         263,404
                                                  -----------      ----------
  Total Assets                                    $ 6,521,109      $6,983,806
                                                  ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                  $  -0-        $  192,364
   Accrued Expenses                                   248,095         227,791
   Income Taxes Payable                                 -0-            69,460
   Current Portion of Mortgage Payable                302,608         493,177
                                                   ----------      ----------
      Total Current Liabilities                       550,703         982,792
Mortgage Payable, Net of Current
   Portion                                          3,390,925       3,566,176
Deferred Income Taxes                                 422,327         422,327
                                                   ----------      ----------
      Total Liabilities                             4,363,955       4,971,295
                                                   ----------      ----------
Shareholders' Equity
   Common Stock                                        27,121          27,121
   Paid-In-Capital                                  9,137,868       9,137,868
   Accumulated Deficit                            ( 6,967,023)    ( 7,152,478)
   Treasury Stock, At Cost                        (    40,812)          -0-
                                                   ----------       ---------
      Shareholders' Equity                          2,157,154       2,012,511
                                                   ----------      ----------
      Total Liabilities and
      Shareholders Equity                          $6,521,109      $6,983,806
                                                   ==========      ==========

                             HOLOBEAM, INC.
                     Condensed Statement of Income

                                   Three Months Ended     Nine Months Ended
                                       June 30,              June 30,
                                    -------------        ----------------
                                       2005      2004        2005        2004
                                       ----      ----        ----        ----
Revenue
   Rental Income                   $504,475  $504,475  $1,513,427  $1,513,427
   Interest Income                    2,751     1,023       6,401       3,397
   Other                               -0-       -0-        -0-         -0-
                                   --------  --------  ----------  ----------
      Total Revenue                 507,226   505,498   1,519,828   1,516,824
                                   --------  --------  ----------  ----------

Costs and Expenses
   Rental Expenses                   51,180    51,256     156,944     157,913
   General and Admin. Expenses      240,713   297,832     789,345     825,315
   Research and Development             408       470         408         914
   Interest                          85,676    93,552     261,020     288,047
   Other                              3,161        52       3,305         329
                                   --------  --------   ---------  ----------
      Total Costs and Expenses      381,138   443,162   1,211,022   1,272,518
                                   --------  --------   ---------  ----------

Income Before Income Taxes          126,088    62,336     308,806     244,306

Income Tax Expense                   50,370    24,990     123,350      97,600
                                    -------  --------   ---------  ----------

Net Income                         $ 75,718  $ 37,346   $ 185,456   $ 146,706
                                   ========  ========   =========   =========

Weighted Average Number of
   Shares Outstanding               269,940   271,346     270,081     272,095

Net Income Per Share                  $0.28     $0.14       $0.69       $0.54
                                      =====     =====       =====       =====

                             HOLOBEAM, INC.
                   Condensed Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents

                                             9 Months    9 Months   12 Months
                                                Ended       Ended       Ended
                                              6/30/05     6/30/04     9/30/04
                                              -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income, (Loss)                       $ 185,456  $  146,706  $  184,936
                                            ---------  ----------  ----------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
    by Operating Activities:
   Depreciation                               165,345     162,750     220,366
   Amortization                                30,750      30,750      41,109
   Decrease, (Increase) In:
    Patent and Patent
     Application Costs                          -0-           (60)      -0-
    Accounts Receivable                         -0-            18       -0-
    Unbilled Rents Receivable                 128,580      47,073      62,763
    Prepaid Income Taxes                      (44,122)      7,688         (10)
   Increase, (Decrease) In:
    Accounts Payable and
    Accrued Expenses                         (241,520)     30,455      59,514
    Other                                       9,067       4,569     (33,292)
                                            ---------  ----------   ---------
Total Adjustments                              48,100     283,243     350,450
                                            ---------  ----------  ----------
Net Cash Provided (Used) by
   Operating Activities                       233,556     429,949     535,386
                                            ---------  ----------  ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                          -0-       (3,530)     (3,529)
   Purchase of Short Term
      Investments                             (97,739)       -0-         -0-
   Sale of Short Term Investments                -0-         -0-         -0-
                                             --------   ---------   ---------
Net Cash Flows from Investing
   Activities                                 (97,739)     (3,530)     (3,529)
                                             --------   ---------   ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal Payments on First
   Mortgage                                  (365,820)   (335,258)   (451,975)
   Purchase of Treasury Stock                 (40,812)    (74,842)    (75,347)
   Other                                         -0-        -0-         -0-
                                             --------   ---------   ---------
Net Cash Flows Provided (Used)
   by Financing Activities                   (406,632)   (410,100)   (527,322)
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      (270,815)     16,319       4,535
                                             --------  ----------  ----------
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        917,971     913,436     913,436
                                            ---------  ----------  ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $ 647,156   $ 929,755   $ 917,971
                                            =========   =========   =========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

June 30, 2005



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June
30, 2005 and 2004 and the results of operations for the three months and nine months then ended and the statement of cash flows for the nine months ended June 30, 2005 and 2004.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2005

(1) Material Changes in Financial Condition
    ---------------------------------------
             Cash flows from operating activities were $48,100. for the nine (9) months ended June 30, 2005, down $235,143.
    when compared to the cash flows provided by operating activities for the nine (9) months ended June 30, 2004.
    The change resulted principally from the absence of rents received in advance from tenants and reductions in accounts payable and accrued expenses.
             The Registrant's working capital at June 30, 2005 was $244,658. which represents an increase of $294,066. when compared to the Registrant's working capital at September
    30, 2004. Working capital improvement resulted from decreases in accounts payable and accrued expenses and the improvement in the results of operations.
             The Registrant intends to search for opportunities in connection with its real estate rental and development activities in the area in which it presently competes, Bergen County, New Jersey.
             The Registrant has been investigating various improvement projects for the rental properties presently

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2005
 owned by the Registrant at 50 A&S Drive, Paramus, New Jersey. Improvements will be necessary to attract suitable tenants for these properties when the leases expire in 2009 and 2012. At present there is no direct access from the properties to New
Jersey State Highway No. 17 and the Registrant intends to
undertake the necessary improvements in the near future.
             The Registrant has not identified any specific opportunities for new development and will continue to investigate potential projects and to seek local development opportunities.
             Funding of such projects, when identified, can be accomplished using the equity values contained in the Registrant's existing rental properties. Such funding is not expected to have a materially adverse effect upon the Registrant's financial condition.
        (2)  Material Changes in the Results of Operations
         ---------------------------------------------
             During the three months and nine months ended June 30, 2005, the Registrant recorded after-tax income of $75,718.
    and $185,456. respectively. This performance indicates improvement of $38,372. and $38,750 when compared to the

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                         June 30, 2005
same periods one year ago. The improvement results primarily from decreases in interest expense in connection with the Registrant's mortgage on the rental properties and reductions in general and administrative expenses for the periods ending June
30, 2005.
             Consistent with past periods, the Registrant has contributed $272,587. to the Registrant's defined benefit pension plan for the nine months ended June 30, 2005. The Registrant intends to continue funding the plan in subsequent periods and expects that continued funding will have no materially adverse effect on the Registrant's financial condition.
             Revenues during the next twelve months are expected to be consistent with that experienced by the Registrant during the past twelve months. These revenues are produced from the operating leases for the properties owned by the Registrant and are expected to be available for the lease terms.

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


Registrant   Holobeam, Inc.
         ---------------------------------

By     William M. Hackett, Treasurer
  ----------------------------------------

Date   August 12, 2005
    --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
         ------------------------------
         Melvin S. Cook
         President and Chairman of the Board

Date:    August 12, 2005
         ------------------------------


By:      William M. Hackett
         ------------------------------
         William M. Hackett
         Director and Treasurer

Date:    August 12, 2005
         -----------------------------


By:      Beverly Cook
         -----------------------------
         Beverly Cook
         Director and Secretary

Date:    August 12, 2005
         -----------------------------

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

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004, including corrective actions with regard to significant deficiencies and material weaknesses. As of June 30, 2005, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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


Date: August 12,2005
    ---------------
                                  William M. Hackett,
Treasurer
                                  ----------------------------
-
                                  William M. Hackett
                                  Treasurer


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


Date: August 12, 2005
    ----------------
                                  Melvin S. Cook, President
                                  -------------------------
                                  Melvin S. Cook
                                  President

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                         June 30, 2005


                                    Nine Months Ended
                                            June 30
                                        2005            2004
                                      --------        --------
PRIMARY
   Net Income (Loss)                  $185,456        $146,706
SHARES
   Weighted Average Number of Common
      Shares of Outstanding            270,081         272,095

Primary Earnings Per Share               $0.69           $0.54