Form 10-K
period 2005-09-30
HOLOBEAM INC
filed 2005-12-29
CIK 48105

FORM 10 K

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 2005, Commission file number 03385
                           ------------------                         -----

                                 HOLOBEAM, INC.
-----------------------------------------------

      (Exact name of registrant as specified in its charter)

Delaware                                                   22-1840647
---------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

217 First Street, P.O. Box 287, Ho-Ho-Kus, NJ           07423-0287
---------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code 201-445-2420
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of exchange on which
Title of each class                             registered
-------------------                             ----------
Common Stock, Par Value $0.10 per share           Over the
                                                   Counter

Securities registered pursuant to Section 12(g) of the Act:


                         (Title of Class)
-----------------------------------------------------------


                         (Title of Class)
-----------------------------------------------------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x     No
          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $10,521,576. at December 8, 2005 computed on the average of the bid and asked prices for Holobeam, Inc. Common shares at December 8, 2005.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 269,784 Shares at December 20, 2005.

               DOCUMENTS INCORPORATED BY REFERENCE.
     1.   Annual Report Form 10K for the year ended September
          30, 1994.
     2.   Financial Statements for the year ended September
          30, 1995.
     3.   Financial Statements for the years ended September 30,
          1990 and 1989.
     4.   Annual Report Form 10K for the years ended September
          30, 1996 and 1997.
     5.   Holobeam, Inc. Defined Benefit Plan.
     6.   Financial Statements for the years ended September
          30, 1998 and 1999.
     7.   Financial Statements for the years ended September
          30, 2000 and 1999.
     8.   Financial Statements for the years ended September
          30, 2001 and 2002.
     9.   Financial Statements for the years ended September
          30, 2002 and 2003.
    10. Annual Reports on Form 10K for the years ended September 30, 1998, 1999, 2000, 2001 and 2002.
    11.  Quarterly Reports on Form 10Q for the Quarter Ended
          June 30, 2003.
    12.  Financial Statements for the Years Ended September
          30, 2004 and 2003.
    13.  Financial Statements for the Years Ended September
          30, 2005 and 2004.

                         Holobeam, Inc.
                           Form 10-K
                 Year Ended September 30, 2005

                       Table of Contents

Part I                                                 Page
------                                                 ----
Item 1.   Business                                       4

Item 2.   Properties                                     8

Item 3.   Legal Proceedings                             11

Item 4.   Submission of Matters to a Vote of Security
            Holders                                     11

Part II
-------
Item 5.   Market for the Registrant's Common Equity,Related
               Stockholder Matters and Issuer Purchases of
               Equity Securities                        12

Item 6.   Selected Financial Data                       13

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations      14

Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk                              23

Item 8.   Financial Statements and Supplementary Data   23

Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure   48

Item 9A.  Controls and Procedures                       48

Item 9B.  Other Information                             48

Part III
--------
Item 10.  Directors and Officers of the Registrant      49

Item 11.  Executive Compensation                        50

Item 12.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters 53

Item 13.  Certain Relationships and Related Transactions 53

Item 14.  Principal Accountant Fees and Services         53

Part IV
-------

Item 15.  Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K                       55

                              PART I
                              ------
Item 1.  Business
-----------------
     (a)  In General.  The Registrant was organized in October,
     --   ----------
1967, and commenced doing business on January 1, 1968. The Registrant is engaged in the rental and development of real estate and was formerly engaged in developing surgical staples and the technology used to apply the staples.
     b)   Industry Segments.  For financial information in regard
     --   -----------------
to Industry Segments, reference is made to Note 11 to the Financial Statements for the year ended September 30, 2005 and
Note 12 to the Financial Statements for the years ended
September 30, 2004, and 2003.
     (c)  Description of Business.
     ---  -----------------------
          (I)  Principal Activities and
          (ii) Status of products and Real Estate
Properties.
                         Medical Staples
                         ---------------
     The Registrant has engaged in development of various technical products including medical staples. The Registrant has discontinued its efforts in the area of medical staples for use in internal surgery. Several United States Patents and foreign patents were received covering a novel staple. The staple has been produced and animal testing took place during 2003, 2002 and 2001. Final test results indicated insufficient commercial value for the staple. As a result, the Registrant discontinued funding for the project during 2003.
          Real Estate Development and Rental Activities
          ---------------------------------------------
     The Registrant has developed and rented two buildings it owns located at A&S Drive, Paramus, New Jersey: one to The
Sports Authority, Inc. and the other to CompUSA, both for retail purposes.
          (iii)      Raw Materials
     The Registrant believes that the components and materials necessary or useful to its operations will be available from diverse sources of supply. The materials used for the Registrant's research activities were acquired through commercial businesses engaged in the distribution of such supplies.
          (iv) Patents.

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

18.  Japanese Pat. #2672713        Improved Staples           07/11/97

19.  Brazilian Pat. #9405840-7     Improved Staples           09/01/95

20.  US Pat. #6,083,242            Improved Staples           07/04/00

21.  Australian Pat. #704533       Improved Staples           08/05/99

     During 2003 the Registrant's research activities in connection with the surgical staples was terminated. As a result, the unamortized portion of the Patents and Patent Applications costs associated with the surgical staple project were written off and charged to operations. Such write-off amounted to $60,052.
             (v) Non-seasonal Business.
     The Registrant does not believe that its products are subject to material seasonal changes.
            (vi) Working Capital.
     Not relevant.
           (vii) Customers.
     Not relevant.
          (viii) Backlog.
     Not relevant.
            (ix) Governmental Contracts.  Not relevant.
             (x) Competition.
     During 2003 the Registrant discontinued its activities with respect to medical staples and their application. Results of the final phase of tests did not indicate sufficient commercial feasibility for the technology developed by the Registrant and funding of engineering and research was terminated.
     Competition in the real estate office rental segment of the Registrant's business activities was significant in the Bergen County, New Jersey market in which the Registrant competes during the period when the Registrant was seeking suitable tenants for its rental properties.
     The obsolete style of the building owned by the Registrant prior to and during 1991 made the attraction of suitable tenants difficult.
     In an effort to increase the marketability of the Registrant's properties, the Registrant applied to the Borough of Paramus for a zoning change to allow retail use for the office building and for the adjacent site.
     In December 1991, the necessary change in zoning was approved. The then existing building was rented to The Sports Authority, Inc., a retailer of sporting goods. This building was substantially renovated by The Sports Authority, Inc. and Holobeam reimbursed them for their costs in connection with this renovation.
     During 1994, a 31,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased to The Sports Authority, Inc. for use as a Computer City retail store. Tandy Corp., parent corporation of Computer City, commenced paying rent in October 1994. Holobeam reimbursed Tandy Corporation $1,189,675 as an allowance for costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained. During 1998, Computer City Retail Stores were acquired by Comp USA. On January 23, 2000, Comp USA entered into a merger agreement with Grupo Sanborns, S.A. de C.V. and TPC Acquisition Corp., a subsidiary of Grupo Sanborns, S.A. de C.V. Tandy Corp. remains on the lease as guarantor.
            (xi) Research and Development.
     The Registrant has engaged in the development of various technical products. The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 2005, 2004 and 2003, the Registrant expended $-0-, $-0- and $172,746, respectively, in connection with the furtherance of this activity. Such costs were expensed to operations and consist principally of materials, supplies and costs associated with design and devel-

opment. During 2003 the Registrant terminated funding for the surgical staples project. (Reference is made to Form 10Q, Management's Discussion and Analysis of Financial Conditions and Results of Operations for the Quarter Ended June 30, 2003.)
           (xii) Environmental Compliances.
     The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.
     The Registrant's activities with regard to medical staple technology were limited to engineering, development and animal testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.
     The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the technology.
          (xiii) Employees.
     At September 30, 2005 the Registrant employed three persons as compared to three persons at September 30, 2004 and three persons at September 30, 2003.
      (d)  Financial Information About Foreign and Domestic
      ---  ------------------------------------------------
               Operations and Export Sales.
               ---------------------------
     The Registrant is not engaged in foreign operations and does not export to foreign countries.
Item 2.  Properties
-------------------
     The Registrant's headquarters and principal facilities are located at 217 First Street, Ho-Ho-Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space. The Registrant owns two retail buildings, one of 62,000 square feet and another of 31,000 square feet located at 50 A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1982.
(Reference is made to Notes 4, 8, 9 and 10 to the Financial Statements for the fiscal years ended September 30, 1995, 1991, 1990 and 1989.)
     Pertinent information concerning the Registrant's properties is as follows. (Reference is made to Schedule XI of the Registrant's Financial statements accompanying Form 10K for the years ended September 30, 1997 and 1996.)

                                    Building           Building
                                  Paramus, NJ        Paramus, NJ

Year Acquired                           1971              1994

Gross Square Footage                   62,000             31,000

Percent Leased at 09/30/05               100%               100%

Acquisition Cost                   $  718,881          $2,592,513 (2)

Capital Improvements Since
      Acquisition                  $3,649,850  (1)           -0-

Total Investment                   $4,587,133  (3)      $2,826,843 (4)

Mortgage Balance                   $3,566,175               $ -0-

(1) Includes $3,567,267. of improvements to the building repaid to The Sports Authority, Inc.(the Tenant) upon closing of the Mortgage, but does not include additional amounts expended by The
      Sports Authority, Inc. since said closing.

(2)  Includes construction allowance of $1,189,675. for Tandy
     Corporation pursuant to the
     Operating Lease Agreement. (Now Comp USA.)

(3)  Includes land cost of $218,402 for the 62,000 sq. ft. building.

(4)  Includes land cost of $234,370 for the 31,000 sq. ft. building.

     In 1983, the Registrant purchased 2.799 acres of land
located in Paramus, New Jersey and adjacent to the building
owned by the Registrant at 50 A&S Drive. The purchase price was $173,565 which was paid in cash. Since 1983, the Registrant incurred costs in the amount of $60,805 for various improvements and architectural work relating to development of this property. During 1992, 1991 and 1990, the Registrant spent $293,784, $78,051 and $50,667 respectively in connection with an application
for a use variance for the site and various site improvements that would enable the construction of a commercial or retail building on the site. The change in zoning to retail use was approved by the Borough of Paramus in December 1991. The change in zoning to allow retail use also required new site plan
approval because the change in use required parking lot
re-design and significant additional changes in
order to comply with governmental requirements.
     In addition, the Registrant expended $964,505 through
September 30, 1994
 for site plan approval and changes, and toward construction of a building on the site. No depreciation or amortization was recorded until the building and site were put into service.
During October 1994, construction was completed by Tandy Corporation of a retail building on the Registrant's site. The building is now being used for a CompUSA retail store.
(Reference is made to Note 13 to the Registrant's 1994 Financial Statements and to Item 1, Part X of the 1994 Annual Report on
Form 10K.)
     The zoning change approval allowed for retail use of the property and significantly enhanced the opportunities for attracting suitable tenants for the site.
     When purchased, the site adjacent to the building owned
by the Registrant, required site engineering
and costs to acquire site plan approval for a building
from the appropriate governmental regulatory
authorities.
     In addition, the Registrant expended funds during
its efforts to change the zoning of the property
from office use to retail use.  This change in zoning
allowed the Registrant to seek tenants engaged in retail
operations and resulted in the October 1994 tenancy of
Computer City.  (Reference is made to Note 12
of the Financial Statements for the year ended September 30, 1997.)
     The Registrant was not able to lease the property since
the original site plan allowing office use was
not approved for retail use until the Computer City
occupancy of October 1994.  The market for office
space had seen significant decline during 1990, 1991, 1992,
1993 and 1994.
     The occupancy rate for the building owned by the
Registrant and under lease to The Sports
Authority Inc. for the past five (5) years is as follows:
                                        2005      100%
                                        2004      100%
                                        2003      100%
                                        2002      100%
                                        2001      100%

     The building owned by the Registrant and under lease to Tandy Corp. (now occupied by CompUSA) has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below.
No such expenditures were made in 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2003, 2004 or 2005.

                                   1994      1993      1992

Zoning Changes and Site Plan Approvals:
   Legal Fees                   $ 2,859  $ 10,093  $ 15,840
   Governmental Fees             11,827    55,811    19,990
   Engineering                   11,049    39,171    57,954
   Paramus Park                    -0-       -0-    200,000
                                -------    ------   -------

    Total Related Costs         $25,735  $105,075  $293,784
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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     None.

                            PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
         Matters and Issuer Purchases of Securities.
         -------------------------------------------
     (a) The Registrant's common stock is traded on the over-the-counter market. The bid price listed (Source: S&P Comstock) on December 8, 2005 was $39. per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
     (b) The approximate number of holders of Common Stock securities of the Registrant as of December 22, 2005 was 384.
     (c) No dividends have been paid or declared on the Common Stock of the Registrant during the 2005, 2004 or 2003 fiscal years.
In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.

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

                                  2005           2004
                              high    low    high     low
Quarter Ended Dec. 31        30.00   26.85  25.00    23.00

Quarter Ended Mar. 31        36.25   30.00  30.00    22.50

Quarter Ended June 30        41.00   35.05  40.00    33.00

Quarter Ended Sept. 30       42.00   36.00  27.00    26.50

     Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.

Item 6.  Selected Financial Data.
---------------------------------
     Financial information for the five-year period commencing
October 1, 2000 and ending September 30, 2005 is presented below.

                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,


                     2005            2004          2003           2002             2001
                     ----            ----          ----           ----             ----

Gross Income        $2,079,097     $2,058,348     $2,086,635     $2,071,508     $2,105,020
Net Income (Loss)      547,698        184,936        204,370        166,399        168,830
Weighted Average
   Number
   of Common Shares
   Outstanding         270,006        271,873        275,642        287,518        290,960
Earnings Per
Share (Loss)              2.03           0.68           0.74           0.58           0.58
Total Assets         6,565,105      6,983,806      7,298,664      7,637,822      7,931,825
Long-Term Debt       3,028,031      3,566,176      4,059,346      4,511,321      4,925,540
Shareholders'
 Equity              2,519,796      2,012,511      1,902,922      1,952,727      1,905,433
Gross Rental
 Income              2,053,703      2,053,703      2,053,703      2,053,703      2,053,703
Net Rental Income    1,810,557      1,793,610      1,798,151      1,795,141      1,794,699

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------
     (1)  Liquidity.
     --- ----------
        Cash flows generated from operating activities during 2005 were $135,467. and were produced primarily from the Registrant's real estate rental properties.
        The Registrant anticipates that cash flows associated with the Registrant's real estate rental activities will be sufficient to fund and sustain operations during the terms of the operating leases on the properties owned by the Registrant in Paramus, New Jersey. (Reference is made to
     Note 3 of the accompanying Financial Statements for the years ended September 30, 2005 and 2004.
       The minimum future rental income associated with the non-cancelable operating leases approximates $12,962,253.
     and is expected to generate sufficient cash flows to support the Registrant's activities through 2012 when The
     Sports Authority, Inc.'s operating lease expires.
     (Reference is made to Form 10K, Item 7(1) for the year ended September 30, 2004.)
       During 2005 the Registrant's Working Capital increased to $284,211. which represents an increase of $333,619. when compared to the Registrant's Working Capital at September
     30, 2004. Such increase results principally from reduced pension costs associated with the Registrant's defined benefits plan and from decreases in Deferred Rent resulting from tenants remitting rents prior to the period in which it is earned.
       It is the opinion of the Registrant that cash flows associated with its real estate rental activities will be sufficient to maintain liquidity during the terms of the operating leases.

     (2)  Capital Resources.
     ---  -----------------
      The Registrant discontinued its activities associated with the surgical staples technology during 2003. As a result, the costs associated with the project were classified as Discontinued Operations on the Registrant's Statement of Operations for 2003. (Reference is made to Notes 4 and 11 to the accompanying Financial Statements for the years ended September 30, 2005 and Notes 4 and 12 for the year ended September 30, 2004.) There were no expenditures made in connection with the surgical staples technology during 2004. The research and development activities associated with the project were discontinued because the final phase of testing did not indicate sufficient commercial value for the Registrant to continue its financial support.
       During 2005 the Registrant contributed $340,817. to its defined benefit pension plan. The contribution is charged to operations during each quarter of the Registrant's fiscal year in amounts sufficient to fully provide for all eligible employees' benefits by the time they retire. The Registrant expects to continue funding the plan in 2006 and expects no materially adverse effect upon its financial condition. (Reference is made to Note 13 of the accompanying financial statements for the years ended September 30, 2005 and Note 14 for the year ended September 30, 2004.)
        At the present time the Registrant's rental properties, located at 50 A&S Drive, Paramus, New Jersey do not require renovation or refurbishment and none are planned for 2006. The tenants are responsible for real estate taxes, maintenance expenses and insurance costs. The Registrant's projected costs and expenses associated with these properties is limited to depreciation and costs that are routine, normal and incidental to its real estate rental activities.
       The Registrant has investigated potential sites in the Bergen County, New Jersey area where it conducts its present real estate rental activities. It is the intention of the Registrant to locate and develop suitable properties in the area of Bergen County, New Jersey.
       During meetings with local real estate brokers planning for the future leasing situation, the lack of direct access to New Jersey Route 17 could be a serious detriment to the Registrant's ability to attract suitable replacement tenants when the lease terms expire.
        A Shell Oil Co. gasoline station presently blocks such direct access to the highway and there was some possibility that the owner might sell the property. Discussions have terminated.
       Any purchase of new properties is not expected to have a materially adverse effect upon the Registrant's capital resources or financial condition.

(3)  Results of Operations.
---  ----------------------
       (a) During the year ended September 30, 2005, the Registrant recorded after-tax income in the amount of $547,698., which represents an increase of $362,762. when compared to the income recorded in 2004. Earnings per weighted average number of common shares outstanding were $2.03 and $0.68, respectively.
       Revenues for the year were $2,079,097., up $20,749.
     from 2004. The increase results principally from unrealized gains from trading assets stated at fair value. (Reference is made to Note 1k to the Registrant's financial statements.)
       Total costs and expenses for the fiscal year ended September 30, 2005 were $1,367,035. as compared to $1,708,489. for the year ended September 30, 2004. The decrease costs resulted primarily from a decrease in fringe benefit costs. (Reference is made to Note 13 of the Registrant's financial statements.)
       (b) During the year ended September 30, 2004 the Registrant recorded after-tax income in the amount of $184,936., which represents a decrease of $19,434. when compared to the income recorded in 2003. Earnings per weighted average number of common shares outstanding were $0.68 and $0.74, respectively.

       Revenues for the year were $2,058,348., down $28,287.
     from 2003. The decrease results principally from reduced interest income during 2004 ($12,574.) and reduced gains on sales of short-term investments ($13,630.).
       Total costs and expenses for the fiscal year ended
     September 30, 2004 were $1,708,489. as compared to $1,673,465. for the year ended 2003. The increased costs resulted from increases in expenses that are normal, routine and incidental to the Registrant's administrative and real estate rental activities.
       During 2001 the Registrant adopted FASB 13 Accounting for leases. The effect of FASB 13 is to apportion escalation rental income contained in the operating leases in equal annual adjustments over the remaining terms of the leases. The Registrant's Statement of Operations for the year ended September 2000 has been restated to reflect this change. (Reference is made to Note 16 to the Registrant's financial statements for the years ended September 30, 2002 and 2001.)
         The Registrant's rental properties had occupancy rates of 100% during 2004 and 2003 and such rates are expected to continue through 2009 when the CompUSA lease expires.
     Rental expenses for which the Registrant is responsible are expected to increase at or below the inflation rate for the geographical area in which the Registrant conducts its real estate rental activities.
         These inflationary increases are not expected to adversely effect the Registrant's results of operations or financial condition.
       (c)  The Registrant recorded after-tax income of $275,642.
     for the fiscal year ended September 30, 2003 which represents an increase of $37,971. when compared to the results of operations for the fiscal year ended September 30, 2002. Earnings per weighted average number of common shares outstanding were $0.74 and $0.58, respectively.
     Revenues for the period were $2,026,583., down $44,925. when compared to the total revenues recorded in 2002. The net decrease resulted principally from the write-off of the unamortized costs of patents as a result of the Registrant discontinuing activities associated with the surgical staples project. The abandonment of patents in connection with the surgical staples resulted in a charge to revenues in the amount of $60,052.
        Total costs and expenses for the fiscal year ended
     September 30, 2003 were $1,673,405., down $146,506. from
     the $1,819,911. recorded in 2002. The reduced costs and expenses result from lower costs associated with the Registrant's surgical staple projects as activities were concluding during the third and fourth quarter of the year; reduced interest expense in connection with the Registrant's mortgage as the loan matures; and lower costs associated with the General and Administrative expenses.
       During 2001 the Registrant adopted FASB 13, accounting for leases. The effect of FASB 13 is to apportion escalation rental income contained in the operating leases in equal annual adjustments over the remaining terms of the leases.
     The Registrant's Statement of Operations for the years ended September 30, 2000 and 1999 have been restated to reflect this change. (Reference is made to Note 16 to the accompanying financial statements for the years ended
     September 30, 2002 and 2001.)
       The Registrant's rental properties had occupancy rates of 100% during 2003 and 2002 and such rates are expected to continue through 2009 when the CompUSA lease expires.
     Rental expenses for which the Registrant is responsible are expected to increase at or below the inflation rate for the geographical area in which the Registrant conducts its real estate rental activities.
        These inflationary increases are not expected to have a materially adverse effect upon the Registrant's results of operations or its financial condition.

     The Registrant has no off-balance sheet contractual obligations or arrangements.
       (d) After-tax earnings for the year ended September 30, 2002 were $166,399., representing a decrease of $2,431. when compared to the results of operations for the previous year. Earnings per share were $0.58 for 2002 and 2001.
        Revenues decreased $33,512. to $2,071,508. when compared to 2001. Such decrease resulted from lower interest income received on the Registrant's money market fund investments during 2002.
        Total costs and expenses increased from $1,805,735.
     in 2001 to $1,819,911. in 2002, reflecting increases in costs incidental and necessary for the Registrant's administrative business activities.
         During 2001 the Registrant adopted FASB 13,
     Accounting for Leases. The effect of FASB 13 is to apportion escalation rental income contained on the operating leases in equal annual adjustments over the remaining terms of the operating leases. The Registrant's Statements of Operations for the years ended September 30, 2000, 1999 and 1998 have been restated to reflect this change. (Reference is made to Note 16 to the accompanying financial statements for the years ended September 30, 2002 and 2001.)
        Funding for the Registrant's surgical staple project was $214,031. for the year ended September 30, 2002 as compared to $183,089. for the twelve months ended September 30, 2001. The expenses represent costs associated with the engineering, research and development of the surgical staples and their application.
       During 2002 the project entered into a final phase of tests that ultimately determined the project's commercial feasibility and definitive tests were published during 2003. There was no decision regarding additional funding beyond 2003 until such results were published. The continued funding of the project did not have any materially adverse effect.

        Revenues associated with the Registrant's real estate rental activities were $2,053,703. for the year ended September 30, 2002 and 2001 and are expected to continue at the same rate until the leases expire in 2009 and 2012.
        The properties have had occupancy rates of 100% during 2002 and 2001 and are expected to continue until 2009 when the CompUSA lease expires. Rental expenses were $258,572. for 2002 and are expected to increase at or below the current inflation rate for the geographical area in which the Registrant conducts its activities.
     Any such increases are not expected to have any materially adverse effect upon the Registrant's financial condition.

     Off-Balance Sheet Arrangements
     ------------------------------
     As of September 30, 2005 the Registrant had no off-balance sheet arrangements.

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

     Contractual Commitments
     -----------------------
       The following table represents the Registrant's contractual commitments associated with long term debt and other obligations at September 30, 2005.

                                     Holobeam, Inc.
                                 Contractual Obligations
                                   September 30, 2005


                                      Oct.      Oct.     Oct.        Oct.      Oct.
                                      2005      2006     2007        2008      2009
                                       to        to       to          to        to
Contractual                           Sept.     Sept.    Sept.       Sept.     Sept.
Obligations              Total        2006      2007     2008        2009      2010       Thereafter
                          ---------    -------  -------   -------     -------    -------   ---------


Mortgage Loans
on Real
   Estate                $3,566,176   $538,140 $587,197  $640,727    $699,136   $762,870  $  338,106
Capital Lease
 Obligations                    -0-        -0-      -0-       -0-         -0-        -0-         -0-
Operating Lease
 Obligations                    -0-        -0-      -0-       -0-         -0-        -0-         -0-
Purchase
Obligations                     -0-        -0-      -0-       -0-         -0-        -0-         -0-
Other                           -0-        -0-      -0-       -0-         -0-        -0-         -0-
                          ---------    -------  -------   -------     -------    -------   ---------
                         $3,566,176   $538,140 $587,197  $640,727    $699,136   $762,870  $  338,106
                          =========    =======  =======   =======     =======    =======   =========


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------
     The Registrant has operating leases with tenants for the two properties it owns. The leases expire in 2009 and 2012. The primary market risk is the possibility that one or both tenants will default on the lease prior to the end of the lease term. If tenants had defaulted on the leases at the beginning of 2005, the Registrant would have been impacted by approximately $2,000,000.

Item 8.  Financial Statements and Supplemental Data.
----------------------------------------------------
     Financial statements, supplementary financial information and Accountant's Report are filed with this report.
(See Financial Statements and reports thereon of R.A. Fredericks and Company, LLP for 2005 and 2004.)

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED

                SEPTEMBER 30, 2005, 2004 AND 2003





























                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS
                     MANAGEMENT CONSULTANTS
                               24

HOLOBEAM, INC.
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003






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

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 2005,
 2004, AND 2003

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

                                 R.A. FREDERICKS & COMPANY, LLP

                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Mary V. Fox, CPA, CFE (retired)


                 INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Shareholders'
Holobeam Inc.
Ho-Ho-Kus , New Jersey

We have audited the accompanying balance sheets of Holobeam, Inc. as of September 30, 2005 and 2004 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holobeam, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U. S. generally accepted accounting principles. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.



     R.A. FREDERICKS & COMPANY, LLP

Montville, New Jersey
December 15, 2005

  170 Changebridge Road  Unit B-4, Montville, New Jersey 07045
                       Tel: (973) 575-6200  Fax: (973) 575-5444
     Members of the Center for Public Company Audit Firms.

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004




                              ASSETS

                                                        2005      2004
                                                    ----------- ---------

CURRENT ASSETS
     Cash (including cash equivalents of $497,275
      in 2005 and $613,404 in 2004)                $   519,847   $ 917,971
     Trading Assets                                    302,520           -
     Prepaid Pension Costs                             118,461           -
     Prepaid Expenses                                    6,910       7,697
     Prepaid Income Taxes                                    -       7,698
     Other Receivables                                       -          18
                                                ---------------  ---------

TOTAL CURRENT ASSETS                                   947,738     933,384
                                                ---------------  ---------


PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                            452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
                                                --------------  ----------

     TOTAL                                           7,414,016   7,414,016

     Machinery and Equipment                            88,815      88,815
     Furniture and Fixtures                             33,468      33,468
                                                --------------  ----------

     TOTAL                                           7,536,299   7,536,299

Less: Accumulated Depreciation and Amortization      3,025,604   2,805,099
                                                --------------  ----------

PROPERTY AND EQUIPMENT-NET                           4,510,695   4,731,200
                                                --------------  ----------


OTHER ASSETS
     Deferred Charges                                  222,294     263,404
     Unbilled Rents Receivable                         884,378   1,055,818
                                                --------------  ----------

TOTAL OTHER ASSETS                                   1,106,672   1,319,222
                                                --------------  ----------

TOTAL ASSETS                                       $ 6,565,105 $ 6,983,806
                                                     =========   =========



   The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004




               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2005         2004
CURRENT LIABILITIES
     Mortgage Payable-Current Portion             $    538,144 $   493,177
     Accounts Payable                                    2,045       6,934
     Deferred Rent                                           -     185,430
     Other Accrued Expenses                             45,093      50,165
     Accrued Pension                                         -     148,006
     Deferred Income Taxes                              47,384           -
     Income Taxes Payable                                4,840      69,460
     Accrued Interest Payable                           26,021      29,620
                                                --------------  ----------

TOTAL CURRENT LIABILITIES                              663,527     982,792
                                                --------------  ----------

LONG-TERM LIABILITIES
     Mortgage Payable (Net of Current Portion)       3,028,031   3,566,176
     Deferred Income Taxes                             353,751     422,327
                                                --------------  ----------

TOTAL LONG-TERM LIABILITIES                          3,381,782   3,988,503
                                                --------------  ----------

TOTAL LIABILITIES                                    4,045,309   4,971,295
                                                --------------  ----------

SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized Shares 272,000 in 2005 and
       2,000,000 in 2004, issued
       270,209 in 2005 and 271,209 in 2004              27,021      27,121
     Additional Paid in Capital                      9,110,968   9,137,868
     Accumulated Deficit                            (6,604,780) (7,152,478)
                                                --------------  ----------

                                                     2,533,209   2,012,511
     Less: Cost of Shares in Treasury (425
      in 2005 and 0 in 2004)                           (13,413)          -
                                                --------------  ----------

TOTAL SHAREHOLDERS' EQUITY                           2,519,796   2,012,511
                                                --------------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 6,565,105  $6,983,806
                                                     =========   =========





   The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


                                          2005                 2004           2003

REVENUES
     Rental Income                         $ 2,053,703      $2,053,703     $2,053,703
     Interest Income                             9,694           4,645         17,219
     Net Holding Gains                          15,700               -              -
     Gain on Sale of Investments                     -               -         13,630
     Other Income                                    -               -          2,083
                                      ----------------   ------------- --------------

TOTAL                                        2,079,097       2,058,348      2,086,635
                                      ----------------   ------------- --------------


COSTS AND EXPENSES

     Rental Expense                            243,146         260,093        255,552
     General Expense                           785,206       1,069,407        828,081
     Interest Expense                          338,683         378,989        417,026
                                      ----------------   ------------- --------------

TOTAL                                        1,367,035       1,708,489      1,500,659
                                      ----------------   ------------- --------------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                          712,062         349,859        585,976

INCOME TAX EXPENSE                             164,364         164,923        241,927
                                      ----------------   ------------- --------------

EARNINGS FROM CONTINUING OPERATIONS            547,698         184,936        344,049
                                      ----------------   ------------- --------------

DISCONTINUED OPERATIONS:
     Operating Loss                                  -               -       (172,746)
     Loss on Disposition                             -               -        (60,052)
     Tax Benefit                                     -               -         93,119
                                      ----------------   ------------- --------------

NET LOSS FROM DISCONTINUED OPERATIONS                -               -       (139,679)
                                      ----------------   ------------- --------------

NET INCOME                                   $ 547,698       $ 184,936      $ 204,370
                                      ----------------   ------------- --------------

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   270,006         271,873        275,642
                                      ----------------   ------------- --------------

EARNINGS PER SHARE - CONTINUING           $       2.03   $         .68    $      1.25
                                      ----------------   ------------- --------------

LOSS PER SHARE - DISCONTINUED          $             -   $           -   $       (.51)
                                      ----------------   ------------- --------------

EARNINGS PER SHARE - NET INCOME           $       2.03   $         .68    $       .74
                                      ================   ============= ==============


   The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

                                                              Additional
                                          Common Stock          Paid-In         Accumulated            Treasury Stock
                                    Shares           Amount     Capital            Deficit          Shares             Amount
                                  -----------       ---------   --------         ------------      -------             ------
BALANCE, SEPTEMBER 30, 2002        287,697            $28,769   $9,540,472       $(7,541,784)        3,300              $ 74,730

  Net Income                                                                         204,370

  Purchase of Treasury Stock                                                                         9,982               254,175

  Retirement of Treasury Stock     (12,682)           (1,267)    (313,493)                         (12,682)             (314,760)
                                 ---------          ----------  ----------        ------------      -------             ---------

BALANCE, SEPTEMBER 30, 2003        275,015             27,502   9,226,979          (7,337,414)         600                14,145

  Net Income                                                                          184,936

  Purchase of Treasury Stock                                                                         3,206                75,347

  Retirement of Treasury Stock     (3,806)              (381)     (89,111)                          (3,806)              (89,492)
                                  -------             ------    ---------          ----------      -------                ------

BALANCE, SEPTEMBER 30, 2004       271,209             27,121    9,137,868         (7,152,478)            -                     -

  Net Income                                                                         547,698

  Purchase of Treasury Stock                                                                         1,425                40,413

  Retirement of Treasury Stock    (1,000)              (100)      (26,900)                          (1,000)              (27,000)
                                  ------             ------      --------          ---------        ------               -------


BALANCE, SEPTEMBER 30, 2005       270,209           $ 27,021   $9,100,968        $(6,604,780)           425              $13,413
                                  =======            =======    =========          =========         ======              =======

The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

                                                  2005      2004       2003
                                             -----------  ----------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                     $547,698   $184,936   $204,370
                                             ----------   --------   --------

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                220,505    220,366    219,866
    Amortization                                 41,110     41,109     41,108
    Patent and Patent Application Costs                -         -     (3,524)
    Purchases of Trading Assets                 (286,820)        -          -
    Holding Gain on Trading Assets               (15,700)        -          -
    Gain on Sale of Investment                         -         -    (13,630)
    Loss on Disposition of Discontinued Operations     -         -     60,052
Increase (Decrease) in:
    Accounts Payable and Accrued Expenses       (161,566)  (65,541)    13,251
    Deferred Income Taxes                        (21,192)  (25,105)   (25,106)
    Deferred Rent                               (185,430)  125,055     60,375
    Income Taxes Payable                         (64,620)   (6,881)    76,341

Decrease (Increase) in:
    Unbilled Rents Receivable                    171,440    62,763     62,764
    Accounts and Other Receivables                    18         -         84
    Prepaid Expenses                                 787    (1,306)      (678)
    Prepaid Pension Cost                        (118,461)        -          -
    Prepaid Income Taxes                           7,698       (10)    41,094
                                            ------------  --------     ------

Total Adjustments                               (412,231)  350,450    531,997
                                            ------------   -------   --------

Net Cash Provided by Operating Activities        135,467   535,386    736,367
                                            ------------  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments                     -         -   (290,779)
Capital Expenditures                                   -    (3,529)    (4,214)
Sale of Short-Term Investments                         -         -    304,409
                                            ------------  --------   --------

Net Cash Provided by (Used in)
    Investing Activities                              -    (3,529)      9,416
                                            ------------  --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage            (493,178) (451,975)  (414,214)
Purchase of Treasury Stock                       (40,413) ( 75,347)  (254,175)
                                            ------------  --------   --------

Net Cash Used in Financing Activities           (533,591) (527,322)  (668,389)
                                            ------------  --------  ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (398,124)    4,535    77,394

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                        917,971   913,436   836,042
                                            ------------  --------  --------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 519,847 $ 917,971 $ 913,436
                                            ------------  --------  --------


SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                 $ 342,282  $ 382,287  $420,048

Income Taxes Paid                              $ 250,175  $196,909  $ 55,131

 The accompanying notes are an integral part of the financial statements.

 HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


          NOTE 1.   SUMMARY OF MAJOR ACCOUNTING POLICIES

             a.  Description of Business

              The Company is engaged primarily in the rental and development of real property located in New Jersey for retail use. During 2003, the Company terminated its activities in the development of surgical staples and the technology used to apply the staples for use in internal surgery. The Company has also engaged from time to time in the development of technical products.

              b.  Basis of Presentation

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


 NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           f.  Capital Stock

              Each share of common stock is entitled to one vote. No such shares of common stock were reserved at September 30, 2005, 2004, or 2003. On October 20, 2004, the Company amended its Certificate of Incorporation in order to reduce its authorized shares from 2,000,000 to 272,000. On October 5, 2004, the Company retired 1,000 shares of Treasury Stock purchased on October 1, 2004 at a cost of $27,000. Between May 10, 2004 and July 13, 2004, the Company retired 3,806 shares of Treasury Stock purchased during the years ended September 30, 2004 and 2003 at a cost of $89,492. On May 1, 2003, the Company retired 12,682 shares of Treasury Stock purchased between May 2002 and March 2003, at a cost of $314,760.

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

              j.  Reclassifications

              Earnings from discontinued operations were previously classified under earnings from continuing operations and have been reclassified within the Statement of Operations for the year ended September 30, 2003.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k.  Investments

              The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115
              "Accounting for Certain Investments in Debt and
              Equity Securities".

              Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify its marketable equity securities as trading assets. Net holding gains on equity security trading assets were $15,700 in 2005 and $0 in 2004 and 2003.

              Short-term investments have an original maturity of more than three months and a remaining maturity of less than 1 year. These investments consist of marketable debt securities which are stated at amortized cost as the Company has classified these securities as held-to-maturity.


NOTE 2.   INCOME TAXES

                   2005          2004              2003
                 -------        ------            ------

Current taxes:
Federal        $ 144,721       $149,230         $131,321
State             40,834         40,799           42,593
                --------       --------         --------
Total            185,555        190,029          173,914
                --------       --------         --------

Deferred taxes:
Federal         (18,012)        (21,339)        (21,340)
State            (3,179)         (3,767)         (3,766)
                -------         -------         -------

Total           (21,191)        (25,106)        (25,106)
                -------         -------         -------
Provision for
income taxes   $164,364       $164,923          $148,808
               ========       ========          ========

         The deferred tax assets and liabilities recorded on the
          balance sheet as of September 30, are as follows:
                     2005           2004             2003
                  --------       --------         --------

Deferred tax
 liabilities:
Short-term:
Federal            $40,277      $      -        $       -
State                7,107             -                -
                  --------       --------         --------
Total Short-term   $47,384      $       -       $       -
                  --------       --------         --------


Long-Term:
Federal           $300,688       $358,978         $380,317
State               53,063         63,349           67,115
                  --------       --------         --------
Total Long-term   $353,751       $422,327         $447,432
                  --------       --------         --------

Total Liabilities $401,135       $422,327         $447,432
                   =======        =======          =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 2.   INCOME TAXES (continued)

          The sources of deferred income taxes for the years ended September 30, are as follows:
                              2005           2004             2003
                            -------       --------         --------
Prepaid Pension Costs      $118,461     $        -       $        -
Unbilled Rents Receivable   884,379      1,055,817        1,118,581
                           --------       --------         --------
     Total               $1,002,840     $1,055,817       $1,118,581
                           ========      =========        =========

          The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                              2005           2004             2003
                           --------       --------         --------

Federal statutory income
    tax rate                   34%            34%              34%
State tax provisions, net
   of federal benefits          6              6                6
Other                         (17)             7                2
                            --------       -------         -------

Effective income tax rate      23%            47%              42%
                             =====          ====               ===

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

                               2005                2004           2003
                            ------------       ------------  -------------


Buildings and building improvements:

Cost                          $ 6,961,244         $6,961,244     $6,961,244

Accumulated depreciation        2,926,317          2,726,359      2,526,400
                              ------------       ------------  -------------


Net buildings and building
  improvements               $ 4,034,927          $4,234,885     $4,434,844
                               =========            ========       ========

          The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

              2006         $2,225,142         2010 $1,497,842
              2007          2,233,965         2011  1,275,697
              2008          2,331,017         2012  1,067,573
                                                -------------
              2009          2,331,017
                                           Total  $12,962,253
                                                   ==========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

           Net rental income consists of the following:

                         2005               2004          2003

Rental income         $2,053,703         $2,053,703     $2,053,703
Depreciation expense    (199,959)          (199,959)      (199,959)
Other expenses           (43,187)           (60,134)       (55,593)
                    ------------       ------------     ----------

Rental income, net   $ 1,810,557         $1,793,610     $1,798,151
                       =========          =========      =========

          In 2005, 2004, and 2003, depreciation expense included all depreciation of the rental buildings and building improvements.

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

              b) Tandy Corporation has constructed a 31,000 sq. ft. building on the Company's site located in Paramus, N.J. for use as a Comp USA retail store. Tandy Corporation commenced paying rent to the Company pursuant to the terms of the operating lease on October 1, 1994. The lease term is for fifteen
              (15) years at an annual rental of $630,000 for the first five years, $724,500 for the second five years and $833,175 for the last five years. Tandy Corporation has three (3) options to extend the term of the lease for an additional period of five
              (5) years for each such option.

          Tandy Corporation sold Computer City, Inc. to CompUSA, Inc. on September 1, 1998, the lease was assigned to CompUSA, Inc. and continues to be guaranteed by Tandy Corporation. On May 18, 2000 Tandy Corporation changed its name to Radioshack Corporation.

         On January 23, 2000, CompUSA, Inc. entered into a merger agreement with Grupo Sanborns, S.A. de C.V. and TPC Aquisition Corp., a subsidiary of Grupo Sanborns, S.A. de C.V. The financial information for Grupo Sanborns, S.A. de C.V. is unavailable. The lease continues to be guaranteed by Radioshack (Tandy Corporation).

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

          The following is a condensed summary of financial
          information on the above publicly  held companies:
                                      Radioshack              The Sports
                                     Corporation               Authority
                                        12/31/04                 1/29/05
                                    (In Millions)           (In Thousands)
         Current assets                 $ 1,775              $   882,660
                                      ----------          ---------------
         Total assets                     2,517                1,451,181
                                      ----------          ---------------
         Current liabilities                957                  527,142
                                      ----------          ---------------
         Total liabilities                1,595                  966,172
                                      ----------          ---------------
         Total stockholders'
          equity                            922                  485,009
                                      ----------          ---------------
          Net sales                       4,841                2,435,863
                                      ----------          ---------------
          Cost of sales                   2,407                1,756,879
                                      ----------          ---------------
          Gross profit                    2,434                  678,984
                                      ----------          ---------------
          Income before
           income taxes                     542                   54,739
                                      ----------          ---------------
          Income tax expense                205                   21,272
                                      ----------          ---------------
          Net income                  $     337              $    33,467
                                      ----------          ---------------

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 5.   RENT EXPENSE

          The Company leases approximately 1,000 square feet of office and laboratory space on an annual basis. Lease payments are $950 per month. Rent expense was $11,400 in 2005, $11,400 in 2004 and $11,400 in 2003.

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

          The Company terminated its efforts in the area of surgical staple development for use in internal surgery. Several United States Patents had been issued and foreign applications had been filed on a novel staple.
          Research and development costs in the amounts of $172,746 have been expended in connection with the surgical staple during 2003.

NOTE 7.   LONG-TERM DEBT

          Long-term debt consists of two loans, one in the amount of $6,000,000 payable in monthly installments of $55,328 including interest at 8.77% until 2011. The second loan in the amount of $1,500,000 is payable in monthly installments of $13,767 including interest at 8.7% until 2011.

          Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage. This amount is included in the balance of deferred charges as detailed in Note 8. The expense for the remaining years is presented below:

              2006                                  $5,126
              2007                                   5,126
              2008                                   5,126
              2009                                   5,126

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


 NOTE 7.   LONG-TERM DEBT (Continued)

          The combined balance outstanding for each debt issued at the end of 2005, 2004, and 2003 is as follows:
                              2005         2004       2003
                         ----------   ---------  ----------
First Mortgage on
62,000 sq. ft. Building  $3,566,175   4,059,353  $4,511,328

Less Current Portion        538,144     493,177     451,982
                    ---------------   ---------  -----------

Long-Term Portion        $3,028,031  $3,566,176  $4,059,346
                         =========    =========   =========

          The mortgage is secured by the land, building and operating lease agreement with The Sports Authority, Inc. (See Note 3).

          The principle payments of long-term debt for the term of the mortgage is as follows:

              2006            $538,144          2009    $699,136
              2007             587,197          2010     762,870
              2008             640,727          2011     338,101

NOTE 8.   DEFERRED CHARGES

          The composition of deferred charges and related amortization is as follows:

                                               Real Estate
                                            Brokers Commissions
                                  Mortgage   Sports     Tandy
                          Total      Costs  Authority    Corp.
                          ------     -----  ---------  -------
Original Cost            $712,160 $102,520   $279,584 $330,056
Accumulated Amortization  489,866   64,929    182,895  242,042
                         -------- --------   -------- --------

Balance 9/30/05          $222,294 $ 37,591  $  96,689 $ 88,014
                          =======  =======    =======  =======

Original Cost            $712,160 $102,520   $279,584 $330,056
Accumulated Amortization  448,756   59,804    168,915  220,037
                         --------  -------  --------- --------

Balance 9/30/04          $263,404 $ 42,716   $110,669 $110,019
                          =======  =======    =======  =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 9.   OTHER EMPLOYEE BENEFITS

          The Financial Accounting Standards Board issued SFAS No. 106 " Employers Accounting for Post Retirement Benefits", and SFAS No. 112 "Employers Accounting for Post Employment Benefits", which changed employers' accounting for these benefits. Since the Company has no post-retirement benefit plans, and does not offer post employment benefits, SFAS No. 106 and SFAS No. 112 are not applicable. The Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 is not applicable for post employment benefits, but is applicable to the company's pension plan (See Note 13).

NOTE 10.  CONCENTRATION OF CREDIT RISK

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

NOTE 11.  BUSINESS SEGMENTS

          The Company adopted Financial Accounting Standards Board Statement (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company's reportable segments are strategic business units that involve different products and services. They are managed by a single management team.

          The Company's business segments are as follows:

           Surgical Staples-Engaged in engineering and design of technical products. One such development was the design of surgical staples for use in internal surgery and in the technology used to fabricate the equipment issued to apply the staples. The Company has discontinued its research efforts relating to the surgical staple segment of its business during 2003.


          Rental and Development-Engaged in the development and leasing of real estate the two retail buildings owned by the Company at 50 A&S Drive, Paramus, New Jersey. Approximately 98% of the Company revenues are earned by this segment, all of which is received from two tenants (see Note 10).

          The accounting policies of the segments are the same as those described in the summary of major accounting policies. The Company evaluates the performance of its operating segments based on income before income taxes. There are no intercompany sales. The Company derives all of its revenue in the United States.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 11.  BUSINESS SEGMENTS (Continued)

          Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate income and expense items not allocated to reportable segments.

                                  Revenues

                       2005        2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $      -     $       -  $       -
Real Estate Rental  2,053,703   2,053,703   2,053,703
Other                  25,394       4,645       4,932
                   ----------   ---------   ---------

     Total        $ 2,079,097  $2,058,348  $2,086,635
                    =========    ========   =========

                             Income (Loss)


                       2005         2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $        -  $        -  $(139,679) *
Real Estate Rental  1,810,557   1,793,610   1,798,151
                    ---------   ----------   --------
     Total          1,810,557   1,793,610  $1,658,472
                    ---------   ----------   --------
General and Administrative
  Expenses          (785,206)   (1,069,407)  (828,081)
Interest Expense    (338,683)     (378,989)  (417,026)
Other Income          25,394         4,645     32,932
Income Tax Expense  (164,364)     (164,923)  (241,927)
                    ---------   ----------   --------

     Total        (1,262,859)   (1,608,674)(1,454,102)
                    ---------   ----------   --------

Net Income           $547,698   $  184,936  $ 204,370
                    =========    =========  =========

                            Identifiable Assets

                       2005        2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $        -   $        - $        -
Real Estate Rental  5,594,371    6,006,879  6,310,711
Other                 970,735      976,927    987,953
                    ---------   ----------   --------

    TOTAL ASSETS   $6,565,106   $6,983,806 $7,298,664
                     ========     ========   ========

* Discontinued operations

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 11.  BUSINESS SEGMENTS (Continued)

Business Segments:         Capital Expenditures
                       2005         2004       2003
                    ---------   ----------   --------

Surgical Staples    $       -    $       -  $       -
Real Estate Rental          -            -          -
Other                       -        3,529      4,214
                    ---------   ----------   --------
                    $       -    $   3,529    $ 4,214
                    =========     ========    =======

                          Property and Equipment
Business Segments               Depreciation
                      2005         2004         2003
                    ---------   ----------   --------

Surgical Staples     $      -     $      -   $      -
Real Estate Rental    199,959      199,959    199,959
Other                  20,546       20,407     19,908
                    ---------   ----------   --------
                     $220,505     $220,366   $219,867
                      =======      =======    =======
                          Intangible Assets
                            Amortization
                       2005        2004        2003
                    ---------   ----------   --------

Surgical Staples      $     -      $     -    $     -
Real Estate Rental     41,110       41,109     41,108
Other                       -            -          -
                    ---------   ----------   --------
                    $  41,110     $ 41,109   $ 41,108
                    =========   ==========   ========

 NOTE 12.      FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2005, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


          NOTE 13.  PENSION PLAN

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

                                       2005        2004          2003
                                    ---------   ----------    --------
Changes in benefit obligation:
Benefit obligation at October 1    $3,244,889  $ 2,371,343 $ 1,920,510
Service cost                                -      440,931     306,184
Interest cost                         244,239      211,676     167,601
                                    ---------   ----------    --------

Benefit obligation at September 30 $3,489,128   $3,023,950  $2,394,295
                                   ==========   ==========  ==========

                                      2005         2004         2003
                                    ---------   ----------    --------
Change in plan assets:
Fair value of plan assets at
   October 1                       $2,717,893   $2,096,090  $1,810,644
Company contributions                 340,817      479,009     334,764
Benefit payments                     (100,000)    (100,000)          -
Actual return on plan assets          280,071      242,794     (49,318)
                                    ---------   ----------    --------
Fair value of plan assets at
   September 30,                   $3,238,781   $2,717,893  $2,096,090
                                   ==========   ==========  ==========

Funded status of Plan              $ (250,347)   $(306,057)  $(298,205)
Unrecognized Net Gain                 368,808      158,051     177,071
                                    ---------   ----------    --------

Prepaid (Accrued) Pension           $ 118,461  $  (148,006) $ (121,134)
                                    =========    =========    ========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 13.  PENSION PLAN (Continued)

          The net periodic pension cost for the year ended September
          30, includes the following components:
                                         2005         2004        2003
                                      ---------   ----------    --------
1.  Service cost - benefits earned
      during the period               $       -   $ 440,931     $306,184
                                      ---------   ----------    --------
2.  Interest cost on projected benefit
        obligation                      244,239     211,676      167,601
                                      ---------   ----------    --------
3.  Actual return on plan assets       (180,071)   (142,794)      49,318
                                      ---------   ----------    --------
4.  Net amortization and deferral:

 a. Amortization of unrecognized net
    obligation (asset) at transition          -          -            -
 b. Amortization of unrecognized
    prior service cost                        -          -            -
 c. Amortization of unrecognized net
   (gain) or loss                        10,182     (3,932)    (176,063)
 d. Asset gain or (loss) deferred             -          -           -
                                      ---------   ---------    --------
 e. Total                                10,182     (3,932)    (176,063)
                                      ---------   ---------    --------


5.  Net periodic pension cost (credit) =
 (Item 1 + item 2 + item 3 + item 4 (e) $74,350   $505,881     $347,040
                                        =======    =======      =======

          The net periodic pension cost for 2005, 2004 and 2003 was determined based on a 7% discount rate and a long - term rate of return of 7% on plan assets.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 14.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                    For the Fiscal Year Ended September 30, 2005

                              First     Second   Third     Fourth
                             Quarter   Quarter  Quarter   Quarter
Total Revenues               $505,920  $506,682 $507,226  $559,269

Gross Profit                    N/A       N/A     N/A        N/A

Income Before Extraordinary
  Items                        38,703    71,035   75,718   362,245

Weighted Average
Number of Shares              270,513   269,940  269,940   269,784

Earnings Per Share                .14       .26      .28      1.34

Net Income                    $38,703   $71,035  $75,718  $362,245


                     For the Fiscal Year Ended September 30, 2004

                              First    Second    Third    Fourth
                             Quarter   Quarter  Quarter   Quarter

Total Revenues               $505,955  $505,371 $505,498  $541,524

Gross Profit                    N/A       N/A      N/A       N/A

Income Before Extraordinary
  Items                        75,707    33,653   37,346    38,230

Weighted Average
Number of Shares              273,420   271,505  271,346   271,211

Earnings Per Share                .28       .12      .14       .14

Net Income                    $75,707   $33,653  $37,346   $38,230

HOLOBEAM, INC.                         SCHEDULE XI

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2005

                                                                                                               Life in
                                                                                                                Which
                                                                                                                Deprec-
                                              Cost Capitalized      Gross Amount at          (2)                 iaton
                             Initial            Subsequent         Which Carried at        Accum-                in Latest
                           Cost to Company    To Acquisition      Close of Period (1)      ulated    Date  Date   Income
              Incum -               Bldg &           Carrying           Bldg &             Deprec-    of   Acqu-  Stmt is
             brances       Land     Improv    Improv   Costs   Land    Improv      Total    iation  Constr. ired Computed
Improved Land
Paramus, NJ    $        0 $218,402  $      0  $        0 $ 0 $218,402 $        0 $  218,402 $        0      1971    -
Improved Land
 Paramus, NJ            0  173,565         0      60,805   0  234,370          0    234,370          0      1983    -

Building I
 Paramus, NJ
 Improvements   4,511,328        0   718,881   3,649,850   0        0  4,368,731  4,368,731  2,200,636 1958 1971 3 to 40
                                                                                                                  years

Building II
 Paramus, NJ            0        0  2,592,513          0   0        0  2,592,513  2,592,513    725,682 1995 1995 30 Years
                ---------  -------  ---------  ---------  --  -------  ---------  ---------  ---------

               $4,511,328 $391,967 $3,311,394 $3,710,655 $ 0 $452,772 $6,961,244 $7,414,016 $2,926,318
                =========  =======  =========  =========  ==  =======  =========  =========  =========

<CAPTION
(1)Activity for the three years                            (2)Activity for the three years
   ended September 30, 2005 is                              ended September 30, 2005 is
   as follows:         2005     2004      2003              as follows:             2005      2004       2003

Balance at                                                  Balance at
 Beginning                                                   Beginning
 of Year          $7,414,016 $7,414,016 $7,414,016           of Year            $2,726,359 $2,526,400 $2,326,441
Additions:                                                  Additions:
  Improvements             0          0          0            Depreciation         199,959    199,959    199,959
  Acquisitions             0          0          0            Less Retirements           0          0          0
                   ---------  ---------  ---------                               ---------  ---------  ---------
                   7,414,016  7,414,016  7,414,016
Deductions                                                  Balance at
  During Year:                                              End of Year:        $2,926,318 $2,726,359 $2,526,400
  Retirements              0          0          0                               =========  =========  =========
  Cost of Real
   Estate Sales            0          0          0
                   ---------  ---------  ---------
Balance at
End of Year       $7,414,016 $7,414,016 $7,414,016
                   =========  =========  =========

The aggregate cost for Federal income tax purposes at September 30, 2005 is $7,414,016.

The accompanying notes are an integral part of these financial statements.
                                                  46

HOLOBEAM, INC.                                                                       SCHEDULE XII

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2005

                                                                                          Principal Amount
                                                                                                of Loans
                                                                           Face    Carrying    Subject to
                                                         Periodic         Amount    Amount      Delinquent
                            Interest    Final Maturity    Payment   Prior    of        of        Principal
                              Rate          Date           Terms    Items Mortgage  Mortgage(1) or Interest
Mortgage Payable
   Building and Improvements     8.7%    February 5, 2011 $13,367   None  $1,500,000 $  711,531  None

Mortgage Payable
   Building and Improvements     8.77%   February 5, 2011 $56,328   None  $6,000,000 $2,854,644  None
                                                                                      ---------
                                                                                     $3,566,175
                                                                                      =========

Activity for the three
   years ended September 30,
   2005 is as follows:
                                     2005        2004        2003
Balance at Beginning of Year     $4,059,353  $4,511,328  $4,925,542

Additions During Year:
  Commercial Loans                        0           0           0
  New Mortgages                           0           0           0
                                  ---------   ---------   ---------

                                  4,059,353   4,511,328   4,925,542

Deductions During Year:
  Principal Payments                493,178     451,975     414,214
  Mortgage Payments                       0           0           0
                                  ---------   ---------   ---------
Balance at End of Year           $3,566,175  $4,059,353  $4,511,328
                                  =========   =========   =========

(1) The cost for Federal income tax

   Purposes at 9/30/05 $3,566,175


The accompanying notes are an integral part of these financial statements.
                                                   47

Item 9.  Changes and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------
     Financial Disclosure.
     ---------------------
     None.

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

Item 9B. Other Information
--------------------------
     On October 20, 2004, the Registrant filed an amendment to is Restated Certificate of Incorporation for the purpose of reducing the number of Authorized Common Shares to 272,000 from 2,000,000.

     The amendment was duly adopted in accordance with the applicable provisions of Sections 242 and 228 of the General
Corporation Law of the State of Delaware and was approved by the affirmative vote of approximately 81% of the Registrant's shareholders.

                             PART III
                             --------
Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
     (a) The following Table identifies each Director of the Registrant and indicates his position with the Registrant, the duration of his term as Director and the date when he was first elected.

Name and Age        Title                   Term      Date First Elected
-------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board   2008 Annual    1968
Age 74              President of Registrant Meeting

William M. Hackett  Treasurer of Registrant 2006 Annual    1984
Age 62                                      Meeting

Beverly Cook        Office Manager and      2007 Annual    1995
Age 69              Secretary of Registrant Meeting


     (b) The following Table represents the name and age of each officer of the Registrant, the positions and offices held by each, the term of each office and the period which each has served in the indicated office.

Name and Age        Title                   Term      Date First Elected
------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board    Annual       1968
Age 74

William M. Hackett  Treasurer of Registrant  Annual       1975
Age 62

Beverly Cook        Secretary of Registrant  Annual       1997
Age 69



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

                                                          Other
Name                Business Experience/Occupation          Directorship
------------------------------------------------------------------------
Melvin S. Cook      Chairman of the Board of Directors and      None
                    President of the Registrant since its
                    formation.

William M. Hackett  Vice President of Registrant from           None
                    August 23, 1975 until June 1, 1981 and
                    Controller of Registrant and member of
                    accounting staff from October 1973 to
                    August 1975.  Treasurer of Registrant
                    from June 1981 to present. Vice President of CMA Co., Inc. from November 1986 to
                    1998.  Elected President of CMA Co., Inc.
                    in 1998 to present.

Beverly Cook        Office Manager of Registrant from June 1,    None
                    1981 until present.  Married to Melvin S.
                    Cook, President and Chairman of the
                    Board of Directors.

          (f)  Not applicable.

Item 11.  Executive Compensation.
----------------------------------
     (a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 2005 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000., and the direct remuneration paid all
 Directors and Officers of the Registrant as a group for such fiscal year.


                                          HOLOBEAM, INC.
                                             Form 10K
                                    Summary Compensation Table
                                        September 30, 2005


                                                                     Long Term Compensation
                                                   -----------------------------------------------
Name and                Annual Compensation                  Awards                     Payouts      All Other
                    ----------------------------   ----------------------------       ------------
Principal Position  Year  Salary  Bonus    Other   Restricted Stock    SUO/SARS       LTIP Payouts   Compensation
------------------  ----  ------  -----    -----   ----------------    --------       ------------   ------------
Melvin S. Cook      2005 $325,000  -0-      -0-            -0-           -0-                 -0-       -0-
President and CEO   2004  325,000  -0-      -0-            -0-           -0-                 -0-       -0-
and Director        2003  325,000  -0-      -0-            -0-           -0-                 -0-       -0-

William M. Hackett  2005   33,333  -0-      -0-            -0-           -0-                 -0-       -0-
Treasurer and       2004   33,333  -0-      -0-            -0-           -0-                 -0-       -0-
Director            2003   25,000  -0-      -0-            -0-           -0-                 -0-       -0-

Beverly Cook        2005  150,000  -0-      -0-            -0-           -0-                 -0-       -0-
 Secretary and      2004  150,000  -0-      -0-            -0-           -0-                 -0-       -0-
  Director          2003  150,000  -0-      -0-            -0-           -0-                 -0-       -0-

All Officers and    2005 $508,333  -0-      -0-            -0-           -0-                 -0-       -0-
 Directors as a     2004  508,333  -0-      -0-            -0-           -0-                 -0-       -0-
     Group          2003  500,000  -0-      -0-            -0-           -0-                 -0-       -0-

Item 11 (cont'd.)
-----------------
    The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant.
     (b) The Directors who are not employees of the Registrant receive standard attendance fees of $200 plus applicable expenses for travel. No Directors' fees were paid during 2005, 2004 and 2003.
     (c) The following Table sets forth all the options to purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000. as well as all officers and directors as a group since October 1, 2004.

                         All Directors and Officers as a Group
                         -------------------------------------
Options Granted
                                       0
Options Exercised
                                       0
Unexercised Options Held at 9/30/05    0


     (d) The following Table sets forth information about the Company's defined benefit pension plan benefits:

                          Pension Plan Table
                                       Years of Service
                                       ----------------
             Remuneration                        38
             ------------                      -------
                $ 60,000.                     $ 60,000.

                 160,000.                      160,000.

                 205,000.                      170,000.




     Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Registrant. For Melvin Cook and Beverly Cook, the amounts equaled $205,000. and $137,500., respectively, as of September 30, 2005. Melvin Cook and Beverly Cook will be credited at normal retirement date with 38 years service each under the Pension Plan as of September 30, 2006. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for Social Security or any other amounts. (Reference is made to Note 13 of the accompanying Financial Statements for the year ended September 30, 2005.)

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     and Related Stockholder Matters.
     --------------------------------
     (a) The stockholding of each person who is known by the Registrant to own beneficially more than 5% of any classes of securities as of December 27, 2005 is as follows:

Title of Class         Name & Address     Amount Owned % of Class
-----------------------------------------------------------------

Common Stock, Par      Melvin S. Cook         125,000     46.3%
Value $0.10 Per Share  217 First Street
                       Ho-Ho-Kus, NJ 07423

Common Stock, Par      Beverly Cook            94,500     35.0%
Value $0.10 Per Share  217 First Street
                       Ho-Ho-Kus, NJ 07423



     (b) The stockholding of Officers and Directors as a group as of December 08, 2005 are as follows:

Title of Class           Amount Beneficially Owned   % of Class
---------------------------------------------------------------

Common Stock, Par Value        219,500                    81.3%
$0.10 Per Share



Title of Class           Amount Beneficially Owned
     % of Class


     (c) There are no contractual arrangements that might result in a change of control of Registrant.

Item 13.  Certain Relationships and Related Transactions - Not
--------------------------------------------------------
Applicable

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------
     The Board of Directors and Officers of the Registrant appointed R.A. Fredericks and Co., LLP, independent registered public accounting firm, to audit the Registrant's books, records and accounts for the Fiscal Year ended September 30, 2005.

     The Board of Directors approves all services rendered by R.A. Fredericks and Co., LLP and approves all fees paid to the audit firm.
     The Board of Directors requires that the Treasurer and the President approve all audit and other permissible non-audit services provided by R.A. Fredericks and Co., LLP.
The Board of Directors will not approve non-audit engagements that would violate rules of the U.S. Securities and Exchange
Commission or impair the independence of R.A. Fredericks and Co., LLP.
     For the fiscal years ended September 30, 2005 and 2004, R.A. Fredericks and Co., LLP was paid the following fees for services provided to the Registrant:


                                          2005               2004
       Audit Fees                      $26,500            $20,000
       Tax Fees                          3,000              2,500
       All Other Fees                    -0-                 -0-
                                        ------             ------
       Total                           $29,000            $22,500
                                        ======             ======

                            PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8K
------------------------------------------------------------------------
    The following documents are filed as part of the Annual
 Form 10-K:
        1.   Financial Statements for the fiscal years ended
             September 30, 2005 and 2004.
        2.   Financial Statement Schedules:
              XI.  Real Estate and Accumulated Depreciation
              XII. Mortgage Loans on Real Estate
        3.   Index to Exhibits
             A. Officers' Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             B.   Certification of Chief Executive Officer pursuant to U.S.C.,
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             C. Certification of Chief Financial Officer pursuant to 18 U.S.C.,Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             D. Amended and restated Certificate of Incorporation of Holobeam, Inc.
             E.   Code of Ethics

                          HOLOBEAM, INC.
                             Form 10K
                        September 30, 2005

                            Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant     Holobeam, Inc.

By   William M. Hackett

Date December 16, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     Melvin S. Cook
     President and Chairman of the Board

Date:     December 16, 2005



By:  William M. Hackett
     William M. Hackett
     Director and Treasurer

Date:     December 16, 2005



By:  Beverly Cook
     Beverly Cook
     Director and Secretary

Date:     December 16, 2005

                           EXHIBIT A


CERTIFICATIONS

     (a) The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 30, 2005 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

     (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005, including corrective actions with regard to significant deficiencies and material weaknesses. As of September 30, 2005, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


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


Date:   12/16/05
                                   William M. Hackett, Treasurer
                                   William M. Hackett
                                   Treasurer



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


Date:   12/16/05

                                   Melvin S. Cook, President
                                   Melvin S. Cook
                                   President

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

                    RESOLVED, That the Restated Certificate of
          Incorporation of the corporation be amended by changing the FOURTH Article thereof so that, as amended said Article shall be and read as follows:
                         FOURTH: The total number of shares of
          stock which the Corporation shall have
          authority to issue is Two Hundred Seventy
          Two Thousand (272,000) shares of Common
          Stock having a par value of Ten Cents
          ($0.10) per share amounting in the aggregate to Twenty-Seven Thousand Two Hundred Dollars
          ($27,200).

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