Form 10-Q
period 2005-12-31
HOLOBEAM INC
filed 2006-02-13
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: December 31, 2005

COMMISSION FILE NUMBER: 0-3385


                         HOLOBEAM, INC.
-----------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

   Delaware                                       22-1840647
-----------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 I.D. Number

   217 First Street, Ho-Ho-Kus, New Jersey          07423-0287
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

           269,784 Common Shares at February 9, 2006

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

   Section 906 Certifications               Exhibit B

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                            Dec. 31, 2005   Sept. 30, 2005
                                            -------------   --------------
Current Assets
  Cash and Cash Equivalents                     $ 981,720        $ 519,847
  Trading Assets                                   87,140          302,520
  Prepaid Pension Costs                           118,461          118,461
  Other Current Assets                              4,942            6,910
                                               ----------       ----------
    Total Current Assets                        1,192,263          947,738

  Investments in Real Estate, Net               4,437,709        4,487,699
  Machinery & Equipment, Net                       19,429           22,996
  Unbilled Accounts Receivable                    841,519          884,378
  Other Non-Current Assets                        212,044          222,294
                                               ----------       ----------
  Total Assets                                 $6,702,964       $6,565,105
                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                            $  115,997       $    2,045
   Accrued Expenses                                55,529           71,114
   Income Taxes Payable                            97,040            4,840
   Deferred Income Taxes                           47,384           47,384
   Current Portion of Mortgage Payable            550,010          538,144
                                               ----------       ----------
      Total Current Liabilities                   865,960          663,527

Mortgage Payable, Net of Current
   Portion                                      2,885,937        3,028,031
Deferred Income Taxes                             336,608          353,751
                                               ----------       ----------
      Total Liabilities                         4,088,505        4,045,309
                                               ----------       ----------
Shareholders' Equity
   Common Stock                                    27,021           27,021
   Paid-In-Capital                              9,110,968        9,110,968
   Accumulated Deficit                        ( 6,510,117)     ( 6,604,780)
   Treasury Stock, At Cost                    (    13,413)         (13,413)
                                               ----------       ----------
      Shareholders' Equity                      2,614,459        2,519,796
                                               ----------       ----------
      Total Liabilities and
      Shareholders Equity                      $6,702,964       $6,565,105
                                               ==========       ==========

                         HOLOBEAM, INC.
                 Condensed Statement of Income

                                                         3 Months Ended
                                                         December 31
                                                     2005         2004
Revenue
   Rental Income                                 $504,475     $504,475
   Interest Income                                  5,374        1,445
   Gains on Securities                             43,202       -0-
                                                  -------     --------
      Total Revenue                               553,051      505,920
                                                  -------      -------

Costs and Expenses
   Rental Expenses                                 63,865       56,564
   General and Administrative Expenses            242,020      296,430
   Research and Development                        -0-          -0-
   Interest                                        77,407       88,422
   Other                                               41           51
                                                 --------     --------
      Total Costs and Expenses                    383,333      441,467
                                                 --------     --------

Income Before Income Taxes                        169,718       64,453

Income Tax Expense                                 75,056       25,750
                                                  -------      -------

Net Income                                       $ 94,662     $ 38,703
                                                 ========     ========

Weighted Average Number of Common
   Shares Outstanding                             269,784      270,513

Net Income Per Share                                $0.35        $0.14
                                                    -----        -----

                             HOLOBEAM, INC.
                   Condensed Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents

                                          3 Months     3 Months   12 Months
                                             Ended        Ended       Ended
                                          12/31/05     12/31/04     9/30/05
                                          --------     --------     -------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income, (Loss)                   $   94,662   $   38,703   $ 547,698
                                        ----------   ----------   ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     By Operating Activities:
   Depreciation                             53,557       55,115     220,505
   Amortization                             10,250       13,500      41,110
   Purchases of Trading
     Assets                               (462,275)      -0-       (286,820)
   Sales of Trading Assets                 720,857       -0-          -0-
   Gains on Trading Assets                 (43,202)      -0-        (15,700)
   Decrease, (Increase) In:
     Patent and Patent
       Application Costs                    -0-          -0-         -0-
     Accounts Receivable                    -0-          -0-             18
     Unbilled Rents Receivable              42,859       42,860     171,440
     Prepaid Income Taxes                        -        3,522       7,698
   Increase, (Decrease) In
     Accounts Payable and
       Accrued Expenses                     98,367      (75,276)   (161,566)
     Other                                  77,026       (1,000)   (388,916)
                                        ----------      -------    --------
Total Adjustments                          497,439       38,721    (412,231)
                                        ----------   ----------   ---------
Net Cash Provided (Used) by
   Operating Activities                    592,101       77,424     135,467
                                        ----------   ----------   ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                     -0-          -0-          -0-
   Purchase of Short Term
     Investments                            -0-          -0-          -0-
   Sale of Short Term
     Investments                            -0-          -0-          -0-
                                        ----------   ----------   ---------
Net Cash Flow from Investing
   Activities                               -0-          -0-          -0-
                                        ----------   ----------   ---------
CASH FLOW FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                             (130,228)    (119,291)   (493,178)
   Purchase of Treasury Stock               -0-         (27,000)    (40,413)
   Other                                    -0-          -0-         -0-
                                        ----------   ----------  ----------
Net Cash Flow Provided (Used)
   by Financing Activities                (130,228)    (146,291)   (533,591)
						    ----------    ---------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    461,873      (68,867)   (398,124)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     519,847      917,971     917,971
                                        ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $ 981,720    $ 849,104   $ 519,847
                                         =========    =========   =========

                         HOLOBEAM, INC.
            Notes to Condensed Financial Statements
                            Form 10Q

                       December 31, 2005


         In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 2005 and 2004 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 2005.
         For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
         The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for a full year.

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2005

(1) Material Changes in Financial Condition
             Cash flows from operating activities for the three months ended December 31, 2005 were $592,101.00, up $514,677.00 when compared to the three months ended December 31, 2004. The increase resulted principally from increases in trading asset activity and an increase in accounts payable and accrued expenses amounting to $98,367.00.
             Working capital at December 31, 2005 was $326,303.00, up $42,092.00 from that reported at September 30, 2005 and up $385,950.00 when compared to the working capital at December
    31, 2004.
             As previously reported, the Registrant intends to identify opportunities for real estate development and rental in the geographical vicinity of the Registrant's existing rental properties in Bergen County, New Jersey.
             In addition, the Registrant intends to investigate processes for improving the sites presently owned by the Registrant for purposes of attracting suitable tenants when the existing operating leases expire in 2009 and 2012.
             At the present time, no specific opportunities have been identified and the Registrant intends to continue to search for appropriate properties and improvement processes. If the Registrant identifies suitable opportunities, it is the intention of the Registrant to fund the projects with the

                         HOLOBEAM, INC.
                            Form 10Q
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2005


        equity valuations contained in the existing rental properties. Funding of any such project is not expected to have a materially adverse effect upon the Registrant's financial condition.
 (2)     Material Changes in the Results of Operations
             During the quarter ended December 31, 2005, the Registrant recorded after-tax income of $94,662.00, up
    $55,959.00 when compared to the results of operations for the three months ended December 31, 2004. The increase in income results principally from gains on trading asset activity and decreases in general and administrative expenses which are normal, recurring and incidental to the Registrant's operations.
             During the three months ended December 31, 2005, the Registrant contributed $68,228.00 to the Registrant's defined benefit pension plan. The contributions are charged to operations and included in the administrative expenses on the Condensed Statement of Income.
             The Registrant expects to continue funding the plan in subsequent periods and anticipates no materially adverse effect upon the Registrant's financial condition.

                            PART II

                         HOLOBEAM, INC.
                           Signatures
                            Form 10Q
                       December 31, 2005

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.
          -----------------

By     Melvin S. Cook
  -------------------
Date   February 13, 2006
    --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
   ----------------------------------------
         Melvin S. Cook
         President and Chairman of the Board

Date:    February 13, 2006
     ---------------------------------------


By:      Beverly Cook
   -----------------------------------------
         Beverly Cook
         Director and Treasurer

Date:    February 13, 2006
     ---------------------------------------


By:      Beverly Cook
   -----------------------------------------
         Beverly Cook
         Director and Secretary

Date:    February 13, 2006
     ---------------------------------------

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

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005, including corrective actions with regard to significant deficiencies and material weaknesses. As of December 31, 2005, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


    I, Beverly Cook, Treasurer, certify that:

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


Date: February 13, 2006
     --------------------
                                  Beverly Cook, Treasurer
                                  -----------------------
                                  Beverly Cook
                                  Treasurer


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


Date: February 13, 2006
     --------------------
                                  Melvin S. Cook, President
                                  -------------------------
                                  Melvin S. Cook
                                  President

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                            Form 10Q
                       DECEMBER 31, 2005



                                           Three Months Ended
                                               December 31,
                                           ------------------
                                           2005          2004
                                          ------        ------
PRIMARY
   Net Income                            $ 94,662      $ 38,703
SHARES
   Weighted Average Number of Common
      Shares of Outstanding               269,784       270,513

Earnings Per Share                          $0.35         $0.14