Form 10-K/A
period 2005-09-30
HOLOBEAM INC
filed 2006-05-12
CIK 48105

FORM 10 K/A NO. 1

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

                         Holobeam, Inc.
                           Form 10-K/A NO. 1
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

EXPLANATORY NOTE
This amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005, initially filed with the Securities and Exchange Commission on December 29, 2005, is being filed to reflect restatements of our balance sheets at September 30, 2005 and 2004, statements of stockholders' equity for each of the three years in the period ended September 30, 2005, and the notes related thereto. See detail discussion of the restatement in Item 8, note 4 to our financial statements.

On April 21, 2006, the Registrant's management and Audit
Committee of the Board of Directors concluded to restate previously issued financial statements for the fiscal years ended September 30, 2005 and 2004 and the related first fiscal quarter ended December 31, 2005. The Registrant arrived at this conclusion during the course of responding to inquiries arising from comments from the Securities and Exchange Commission.

The restatement pertains to errors from not recognizing an additional minimum liability in the amount of the existing unfunded accumulated benefit obligation, related to the Registrant's defined benefit plan as part of Other
Comprehensive Income.

	This Amendment No. 1 amends and restates Items 6, 7, 8 of
Part II of the Original Filing.  In addition, the Registrant is also amending Item 9A of Part II to restate its
conclusions regarding the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of September 30, 2005. Other than these items, no other information of the Original Filing is amended
hereby.  The foregoing items have been amended to reflect
the effects of the restatement and, unless otherwise
indicated, have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent
events.
                              3.1

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

                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,

                                    RESTATED      RESTATED
                                    --------      --------
                     2005            2004          2003           2002             2001
                     ----            ----          ----           ----             ----

Gross Income        $2,079,097     $2,058,348     $2,086,635     $2,071,508     $2,105,020
Net Income (Loss)      547,698        184,936        204,370        166,399        168,830
Weighted Average
   Number
   of Common Shares
   Outstanding         270,006        271,873        275,642        287,518        290,960
Earnings Per
Share (Loss)              2.03           0.68           0.74           0.58           0.58
Total Assets         6,546,783      7,047,026      7,369,492      7,637,822      7,931,825
Long-Term Debt       3,632,129      4,294,560      4,901,755      4,511,321      4,925,540
Shareholders'
 Equity              2,298,511      1,917,680      1,796,679      1,952,727      1,905,433
Gross Rental
 Income              2,053,703      2,053,703      2,053,703      2,053,703      2,053,703
Net Rental Income    1,810,557      1,793,610      1,798,151      1,795,141      1,794,699

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------
     (1)  Liquidity.
     --- ----------
        Cash flows generated from operating activities during 2005 were $135,467. and were produced primarily from the Registrant's real estate rental properties.
        The Registrant anticipates that cash flows associated with the Registrant's real estate rental activities will be sufficient to fund and sustain operations during the terms of the operating leases on the properties owned by the Registrant in Paramus, New Jersey. (Reference is made to
     Note 3 of the accompanying Financial Statements for the years ended September 30, 2005 and 2004.)
       The minimum future rental income associated with the non-cancelable operating leases approximates $12,962,253.
     and is expected to generate sufficient cash flows to support the Registrant's activities through 2012 when The
     Sports Authority, Inc.'s operating lease expires.
     (Reference is made to Form 10K, Item 7(1) for the year ended September 30, 2004.)
       During 2005 the Registrant's Working Capital increased to $213,134. which represents an increase of $114,536. when compared to the Registrant's Working Capital at September
     30, 2004. Such increase results principally from decreases in Deferred Rent resulting from tenants remitting rents prior to the period in which it is earned.
       It is the opinion of the Registrant that cash flows associated with its real estate rental activities will be sufficient to maintain liquidity during the terms of the operating leases.

     (2)  Capital Resources.
     ---  -----------------
      The Registrant discontinued its activities associated with the surgical staples technology during 2003. As a result, the costs associated with the project were classified as Discontinued Operations on the Registrant's Statement of Operations for 2003. (Reference is made to Notes 4 and 11 to the accompanying Financial Statements for the years ended September 30, 2005 and Notes 4 and 12 for the year ended September 30, 2004.) There were no expenditures made in connection with the surgical staples technology during 2004. The research and development activities associated with the project were discontinued because the final phase of testing did not indicate sufficient commercial value for the Registrant to continue its financial support.
     During 2005 the Registrant contributed $340,817.
 to its defined benefit pension plan. The contribution is charged to operations during each quarter of the Registrant's fiscal year in amounts sufficient to fully provide for all eligible employees' benefits by the time they retire. An additional minimum liability has been recognized as unfunded accrued pension cost of $126,454., net of tax and is shown in the statement of changes in stockholders' equity under other comprehensive loss for a total accumulated other comprehensive loss of $221,285. The Registrant expects to continue funding the plan in 2006 and expects no materially adverse effect upon its financial condition.
(Reference is made to Notes 13 and 14 of the accompanying financial statements for the years ended
September 30, 2005 and Note 14 for the year ended
September 30, 2004.)
         At the present time the Registrant's rental properties, located at 50 A&S Drive, Paramus, New Jersey do not require renovation or refurbishment and none are planned for 2006. The tenants are responsible for real estate taxes, maintenance expenses and insurance costs. The Registrant's projected costs and expenses associated with these properties is limited to depreciation and costs that are routine, normal and incidental to its real estate rental activities.
       The Registrant has investigated potential sites in the Bergen County, New Jersey area where it conducts its present real estate rental activities. It is the intention of the Registrant to locate and develop suitable properties in the area of Bergen County, New Jersey.
       During meetings with local real estate brokers planning for the future leasing situation, the lack of direct access to New Jersey Route 17 could be a serious detriment to the Registrant's ability to attract suitable replacement tenants when the lease terms expire.
        A Shell Oil Co. gasoline station presently blocks such direct access to the highway and there was some possibility that the owner might sell the property. Discussions have terminated.
       Any purchase of new properties is not expected to have a materially adverse effect upon the Registrant's capital resources or financial condition.

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

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004




                              ASSETS
                                                                Restated
                                                        2005      2004
                                                    ----------- ---------

CURRENT ASSETS
     Cash (including cash equivalents of $497,275
      in 2005 and $613,404 in 2004)                $   519,847   $ 917,971
     Trading Assets                                    302,520           -
     Prepaid Expenses                                    6,910       7,697
     Prepaid Income Taxes                                    -       7,698
     Other Receivables                                       -          18
                                                ---------------  ---------

TOTAL CURRENT ASSETS                                   829,277     933,384
                                                ---------------  ---------


PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                            452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
                                                --------------  ----------

     TOTAL                                           7,414,016   7,414,016

     Machinery and Equipment                            88,815      88,815
     Furniture and Fixtures                             33,468      33,468
                                                --------------  ----------

     TOTAL                                           7,536,299   7,536,299

Less: Accumulated Depreciation and Amortization      3,025,604   2,805,099
                                                --------------  ----------

PROPERTY AND EQUIPMENT-NET                           4,510,695   4,731,200
                                                --------------  ----------


OTHER ASSETS
     Deferred Charges                                  222,294     263,404
     Deferred Income Taxes                             100,139      63,220
     Unbilled Rents Receivable                         884,378   1,055,818
                                                --------------  ----------

TOTAL OTHER ASSETS                                   1,206,811   1,382,442
                                                --------------  ----------

TOTAL ASSETS                                       $ 6,546,783 $ 7,047,026
                                                     =========   =========



   The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004




               LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                  Restated
                                                       2005         2004
CURRENT LIABILITIES
     Mortgage Payable-Current Portion             $    538,144 $   493,177
     Accounts Payable                                    2,045       6,934
     Deferred Rent                                           -     185,430
     Other Accrued Expenses                             45,093      50,165
     Income Taxes Payable                                4,840      69,460
     Accrued Interest Payable                           26,021      29,620
                                                --------------  ----------

TOTAL CURRENT LIABILITIES                              616,143     834,786
                                                --------------  ----------

LONG-TERM LIABILITIES
     Mortgage Payable (Net of Current Portion)       3,028,031   3,566,176
     Accrued Pension                                   250,347     306,057
     Deferred Income Taxes                             353,751     422,327
                                                --------------  ----------

TOTAL LONG-TERM LIABILITIES                          3,632,129   4,294,560
                                                --------------  ----------

TOTAL LIABILITIES                                    4,248,272   5,129,346
                                                --------------  ----------

SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized Shares 272,000 in 2005 and
       2,000,000 in 2004, issued
       270,209 in 2005 and 271,209 in 2004              27,021      27,121
     Additional Paid in Capital                      9,110,968   9,137,868
     Accumulated Deficit                            (6,604,780) (7,152,478)
     Other Comprehensive Income			      (221,285)    (94,831)
                                                --------------  ----------

                                                     2,311,924   1,917,680
     Less: Cost of Shares in Treasury (425
      in 2005 and 0 in 2004)                           (13,413)          -
                                                --------------  ----------

TOTAL SHAREHOLDERS' EQUITY                           2,298,511   1,917,680
                                                --------------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 6,546,783  $7,047,026
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

HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
                                                                                          Accumulated
                                                        Additional Compre-                  Other
                                      Common Stock       Paid-In   hensive  Accumulated   Comprehensive       Treasury Stock
                                    Shares    Amount     Capital   Income    Deficit         Loss          Shares      Amount
                                  ----------- ---------   --------          ------------  -------------   -------      ------
BALANCE, SEPTEMBER 30, 2002        287,697    $28,769   $9,540,472          $(7,541,784)   $       -      3,300        $ 74,730

  Net Income                                                       $204,370     204,370
  Other Comprehensive Income:
   Minimum pension liability
    adjustment                                                     (106,243)               (106,243)
                                                                    -------
  Other Comprehensive Income                                        $98,127
                                                                    =======
  Purchase of Treasury Stock                                                                              9,982          254,175
  Retirement of Treasury Stock     (12,682)    (1,267)    (313,493)                                     (12,682)        (314,760)
                                 ---------    ---------  ----------          ------------   --------   -------        ---------

BALANCE, SEPTEMBER 30, 2003        275,015      27,502   9,226,979            (7,337,414)  (106,243)       600          14,145
  Net Income                                                       $184,936      184,936
 Other Comprehensive Income:
   Minimum pension liability
    adjustment                                                       11,412                  11,412
                                                                    -------
  Other Comprehensive Income                                       $196,348
                                                                    =======
  Purchase of Treasury Stock                                                                             3,206           75,347
  Retirement of Treasury Stock     (3,806)       (381)     (89,111)                                     (3,806)         (89,492)
                                  -------      ------    ---------            ----------    --------   -------          ------

BALANCE, SEPTEMBER 30, 2004       271,209      27,121    9,137,868            (7,152,478)    (94,831)        -               -

  Net Income                                                       $547,698      547,698
 Other Comprehensive Income:
   Minimum pension liability
    adjustment                                                     (126,454)                (126,454)
                                                                    -------
  Other Comprehensive Income                                       $421,244
                                                                    =======
  Purchase of Treasury Stock                                                                             1,425           40,413
  Retirement of Treasury Stock    (1,000)       (100)      (26,900)                                     (1,000)         (27,000)
                                  ------       -----      --------             ---------    ---------   ------         -------

BALANCE, SEPTEMBER 30, 2005       270,209     $27,021   $9,100,968           $(6,604,780)  $(221,285)      425         $13,413
                                  =======     =======    =========             =========   ==========   ======         =======

The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

                                                  2005      2004       2003
                                             -----------  ----------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                     $547,698   $184,936   $204,370
                                             ----------   --------   --------

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                220,505    220,366    219,866
    Amortization                                 41,110     41,109     41,108
    Pension Adjustment                         (126,454)    11,412   (106,243)
    Patent and Patent Application Costs                -         -     (3,524)
    Purchases of Trading Assets                 (286,820)        -          -
    Holding Gain on Trading Assets               (15,700)        -          -
    Gain on Sale of Investment                         -         -    (13,630)
    Loss on Disposition of Discontinued Operations     -         -     60,052
Increase (Decrease) in:
    Accounts Payable and Accrued Expenses        (69,270)  (84,561)   190,322
    Deferred Income Taxes                       (105,495)  (17,497)   (95,934)
    Deferred Rent                               (185,430)  125,055     60,375
    Income Taxes Payable                         (64,620)   (6,881)    76,341

Decrease (Increase) in:
    Unbilled Rents Receivable                    171,440    62,763     62,764
    Accounts and Other Receivables                    18         -         84
    Prepaid Expenses                                 787    (1,306)      (678)
    Prepaid Income Taxes                           7,698       (10)    41,094
                                            ------------  --------     ------

Total Adjustments                               (412,231)  350,450    531,997
                                            ------------   -------   --------

Net Cash Provided by Operating Activities        135,467   535,386    736,367
                                            ------------  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments                     -         -   (290,779)
Capital Expenditures                                   -    (3,529)    (4,214)
Sale of Short-Term Investments                         -         -    304,409
                                            ------------  --------   --------

Net Cash Provided by (Used in)
    Investing Activities                              -    (3,529)      9,416
                                            ------------  --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage            (493,178) (451,975)  (414,214)
Purchase of Treasury Stock                       (40,413) ( 75,347)  (254,175)
                                            ------------  --------   --------

Net Cash Used in Financing Activities           (533,591) (527,322)  (668,389)
                                            ------------  --------  ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (398,124)    4,535    77,394

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                        917,971   913,436   836,042
                                            ------------  --------  --------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 519,847 $ 917,971 $ 913,436
                                            ------------  --------  --------


SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                 $ 342,282  $ 382,287  $420,048

Income Taxes Paid                              $ 250,175  $196,909  $ 55,131

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
               ========       ========          ========

         The deferred tax assets and liabilities recorded on the
          balance sheet as of September 30, are as follows:
                     2005           2004             2003
                  --------       --------         --------

Deferred tax
 assets:
Federal            $85,118      $  53,737        $  60,204
State               15,021          9,483           10,624
                  --------       --------         --------
Total Assets      $100,139      $  63,220       $   70,828
                  --------       --------         --------


Liabilities:
Federal           $300,688       $358,978         $380,317
State               53,063         63,349           67,115
                  --------       --------         --------
Total Liabilities $353,751       $422,327         $447,432
                  --------       --------         --------

                  $253,612       $359,107         $376,604
                   =======        =======          =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 2.   INCOME TAXES (continued)

          The sources of deferred income taxes for the years ended September 30, are as follows:
                              2005           2004             2003
                            -------       --------         --------
Accrued Pension Costs     $(250,347)    $ (306,057)      $ (394,977)
Unbilled Rents Receivable   884,379      1,055,817        1,118,581
                           --------       --------         --------
     Total                $ 634,032     $  749,760       $  723,604
                           ========      =========        =========

          The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                              2005           2004             2003
                           --------       --------         --------

Federal statutory income
    tax rate                   34%            34%              34%
State tax provisions, net
   of federal benefits          6              6                6
Deferred tax adjustment
on prior accrued pension      ( 8)             -                -
Other                         ( 9)             7                2
                            --------       -------         -------

Effective income tax rate      23%            47%              42%
                             =====          ====               ===

Management believes it is more likely than not that the long-term deferred tax asset will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results; (b) expectations of future earnings and (c) the period of time over which the pension liabilities will be paid.

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

NOTE 4.   RESTATEMENT

          MINIMUM PENSION LIABILITY
          -------------------------

          The Company restated Other Comprehensive Income for 2004 and 2003 as a result of recording an additional minimum pension liability. The net adjustment for 2004 and 2003 was $11,412 and $(106,423) (see note 14).

          DISCONTINUED OPERATIONS
          -----------------------

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

                                  Revenues

                       2005        2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $      -     $       -  $       -
Real Estate Rental  2,053,703   2,053,703   2,053,703
Other                  25,394       4,645       4,932
                   ----------   ---------   ---------

     Total        $ 2,079,097  $2,058,348  $2,086,635
                    =========    ========   =========

                             Income (Loss)


                       2005         2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $        -  $        -  $(139,679) *
Real Estate Rental  1,810,557   1,793,610   1,798,151
                    ---------   ----------   --------
     Total          1,810,557   1,793,610  $1,658,472
                    ---------   ----------   --------
General and Administrative
  Expenses          (785,206)   (1,069,407)  (828,081)
Interest Expense    (338,683)     (378,989)  (417,026)
Other Income          25,394         4,645     32,932
Income Tax Expense  (164,364)     (164,923)  (241,927)
                    ---------   ----------   --------

     Total        (1,262,859)   (1,608,674)(1,454,102)
                    ---------   ----------   --------

Net Income           $547,698   $  184,936  $ 204,370
                    =========    =========  =========

                            Identifiable Assets

                       2005        2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $        -   $        - $        -
Real Estate Rental  5,594,371    6,006,879  6,310,711
Other                 952,412    1,040,147  1,058,781
                    ---------   ----------   --------

    TOTAL ASSETS   $6,546,783   $7,047,026 $7,369,492
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

NOTE 14  ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

                                       Before-Tax  Tax Expense  Net-of-Tax
                                         Amount     (Benefit)    Amount
                                       ----------  -----------  ----------
         Minimum Pension Liability Adjustment:

            2003                        $177,071    $(70,828)   $106,243
                                        ========    ========     =======
            2004                        $(19,020)   $  7,608    $(11,412)
                                        ========    ========     =======
            2005                        $210,757    $(84,303)   $126,454
                                        ========    ========     =======

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

Item 9A. Controls and Procedures.
---------------------------------
       Under the supervision and with the participation of the Officers, including the President and the
Treasurer, the Board of Directors has reevaluated the effectiveness of the design and operation of the Registrant's disclosure controls and procedures as of the end of the period covered by this report, upon the disclosure of a material error in the recording of an additional minimum pension liability, and based upon their evaluation, the President and Treasurer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation, except for the appointment of the new
Treasurer and Board Member, Ralph A. Fredericks, due to the death of William Hackett.

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

Name and Age        Title                   Term      Date First Elected
-------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board   2008 Annual    1968
Age 74              President of Registrant Meeting

William M. Hackett  Treasurer of Registrant 2006 Annual    1984
Age 62 (deceased)                          Meeting

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

William M. Hackett  Treasurer of Registrant  Annual       1975
Age 62 (deceased)

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

William M. Hackett  Vice President of Registrant from           None
                    August 23, 1975 until June 1, 1981 and
                    Controller of Registrant and member of
                    accounting staff from October 1973 to
                    August 1975.  Treasurer of Registrant
                    from June 1981 to present. Vice President of CMA Co., Inc. from November 1986 to
                    1998.  Elected President of CMA Co., Inc.
                    in 1998 to date of death.

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


                                          2005               2004
       Audit Fees                      $26,500            $20,000
       Tax Fees                          2,500              2,500
       All Other Fees                    -0-                 -0-
                                        ------             ------
       Total                           $29,000            $22,500
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

By   Beverly Cook

Date May 12, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     Melvin S. Cook
     President and Chairman of the Board

Date:     May 12, 2006



By:  Beverly Cook
     Beverly Cook
     Director and Treasurer

Date:     May 12, 2006



By:  Beverly Cook
     Beverly Cook
     Director and Secretary

Date:     May 12, 2006

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

     1. I have reviewed this amended annual report on Form 10-K of Holobeam, Inc.;

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


Date:   5/12/06
                                   Beverly Cook, Treasurer
                                   Beverly Cook
                                   Treasurer



     I, Melvin S. Cook, President, certify that:

     1. I have reviewed this amended annual report on Form 10-K of Holobeam, Inc.;

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


Date:   5/12/06

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