Form 10-Q/A
period 2005-12-31
HOLOBEAM INC
filed 2006-05-12
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q/A No. 1

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

   Section 906 Certifications               Exhibit B

                                 PART I

                             HOLOBEAM, INC.
                        Condensed Balance Sheets

                                 ASSETS

                                            Dec. 31, 2005   Sept. 30, 2005
                                            -------------   --------------
Current Assets
  Cash and Cash Equivalents                     $ 981,720        $ 519,847
  Trading Assets                                   87,140          302,520
  Other Current Assets                              4,942            6,910
                                               ----------       ----------
    Total Current Assets                        1,073,802          829,277

  Investments in Real Estate, Net               4,437,709        4,487,699
  Machinery & Equipment, Net                       19,429           22,996
  Unbilled Accounts Receivable                    841,519          884,378
  Deferred Income Taxes                           100,139          100,139
  Other Non-Current Assets                        212,044          222,294
                                               ----------       ----------
  Total Assets                                 $6,684,642       $6,546,783
                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                            $  115,997       $    2,045
   Accrued Expenses                                55,529           71,114
   Income Taxes Payable                            97,040            4,840
   Current Portion of Mortgage Payable            550,010          538,144
                                               ----------       ----------
      Total Current Liabilities                   818,576          616,143

Mortgage Payable, Net of Current
   Portion                                      2,885,937        3,028,031
Accrued Pension                                   250,347          250,347
Deferred Income Taxes                             336,608          353,751
                                               ----------       ----------
      Total Liabilities                         4,291,468        4,248,272
                                               ----------       ----------
Shareholders' Equity
   Common Stock                                    27,021           27,021
   Paid-In-Capital                              9,110,968        9,110,968
   Accumulated Deficit                        ( 6,510,117)     ( 6,604,780)
   Accumulated Other Comprehensive Loss       (   221,285)     (   221,285)
   Treasury Stock, At Cost                    (    13,413)         (13,413)
                                               ----------       ----------
      Shareholders' Equity                      2,393,174        2,298,511
                                               ----------       ----------
      Total Liabilities and
      Shareholders Equity                      $6,684,642       $6,546,783
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

                             HOLOBEAM, INC.
                   Condensed Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents

                                          3 Months     3 Months   12 Months
                                             Ended        Ended       Ended
                                          12/31/05     12/31/04     9/30/05
                                          --------     --------     -------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income, (Loss)                   $   94,662   $   38,703   $ 547,698
                                        ----------   ----------   ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     By Operating Activities:
   Depreciation                             53,557       55,115     220,505
   Amortization                             10,250       13,500      41,110
   Purchases of Trading
     Assets                               (462,275)      -0-       (286,820)
   Sales of Trading Assets                 720,857       -0-          -0-
   Gains on Trading Assets                 (43,202)      -0-        (15,700)
   Pension Adjustment                       -0-          -0-       (126,454)
   Decrease, (Increase) In:
     Other                                  -0-          -0-            787
     Accounts Receivable                    -0-          -0-             18
     Unbilled Rents Receivable              42,859       42,860     171,440
     Prepaid Income Taxes                        -        3,522       7,698
   Increase, (Decrease) In
     Accounts Payable and
       Accrued Expenses                     98,367      (75,276)   (254,700)
     Other                                  77,026       (1,000)   (170,115)
                                        ----------      -------    --------
Total Adjustments                          497,439       38,721    (412,231)
                                        ----------   ----------   ---------
Net Cash Provided (Used) by
   Operating Activities                    592,101       77,424     135,467
                                        ----------   ----------   ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                     -0-          -0-          -0-
   Purchase of Short Term
     Investments                            -0-          -0-          -0-
   Sale of Short Term
     Investments                            -0-          -0-          -0-
                                        ----------   ----------   ---------
Net Cash Flow from Investing
   Activities                               -0-          -0-          -0-
                                        ----------   ----------   ---------
CASH FLOW FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                             (130,228)    (119,291)   (493,178)
   Purchase of Treasury Stock               -0-         (27,000)    (40,413)
   Other                                    -0-          -0-         -0-
                                        ----------   ----------  ----------
Net Cash Flow Provided (Used)
   by Financing Activities                (130,228)    (146,291)   (533,591)
						    ----------    ---------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    461,873      (68,867)   (398,124)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     519,847      917,971     917,971
                                        ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $ 981,720    $ 849,104   $ 519,847
                                         =========    =========   =========

                         HOLOBEAM, INC.
            Notes to Condensed Financial Statements
                       Form 10Q/A No. 1

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

                         HOLOBEAM, INC.
                        Form 10Q/A No. 1
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2005

(1) Material Changes in Financial Condition
             Cash flows from operating activities for the three months ended December 31, 2005 were $592,101.00, up $514,677.00 when compared to the three months ended December 31, 2004. The increase resulted principally from increases in trading asset activity and an increase in accounts payable and accrued expenses amounting to $98,367.00.
             Working capital at December 31, 2005 was $255,226.00, up $42,092.00 from that reported at September 30, 2005 and up $166,867.00 when compared to the working capital at December
    31, 2004.
             As previously reported, the Registrant intends to identify opportunities for real estate development and rental in the geographical vicinity of the Registrant's existing rental properties in Bergen County, New Jersey.
             In addition, the Registrant intends to investigate processes for improving the sites presently owned by the Registrant for purposes of attracting suitable tenants when the existing operating leases expire in 2009 and 2012.
             At the present time, no specific opportunities have been identified and the Registrant intends to continue to search for appropriate properties and improvement processes. If the Registrant identifies suitable opportunities, it is the intention of the Registrant to fund the projects with the

                         HOLOBEAM, INC.
                        Form 10Q/A No. 1
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       December 31, 2005


        equity valuations contained in the existing rental properties. Funding of any such project is not expected to have a materially adverse effect upon the Registrant's financial
                                  condition.
 (2)     Material Changes in the Results of Operations
         ---------------------------------------------
             During the quarter ended December 31, 2005, the Registrant recorded after-tax income of $94,662.00, up
    $55,959.00 when compared to the results of operations for the three months ended December 31, 2004. The increase in income results principally from gains on trading asset activity and decreases in general and administrative expenses which are normal, recurring and incidental to the Registrant's operations.
             During the three months ended December 31, 2005, the Registrant contributed $68,228.00 to the Registrant's defined benefit pension plan. The contributions are charged to operations and included in the administrative expenses on the Condensed Statement of Income.
             The Registrant expects to continue funding the plan in subsequent periods and anticipates no materially adverse effect upon the Registrant's financial condition.

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

By     Melvin S. Cook
  -------------------
Date   May 12, 2006
    --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:      Melvin S. Cook
   ----------------------------------------
         Melvin S. Cook
         President and Chairman of the Board

Date:    May 12, 2006
     ---------------------------------------


By:      Beverly Cook
   -----------------------------------------
         Beverly Cook
         Director and Treasurer

Date:    May 12, 2006
     ---------------------------------------


By:      Beverly Cook
   -----------------------------------------
         Beverly Cook
         Director and Secretary

Date:    May 12, 2006
     ---------------------------------------

CERTIFICATIONS

    (a) The Registrant maintains disclosure controls and procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has reevaluated these controls and procedures at September 30, 2005 upon the disclosure of a material error in the recording of an additional minimum pension liability, and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

    (b) There have been no significant changes in the Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005, except for the appointment of the new treasurer and board member, Ralph A. Fredericks, due to the death of William Hackett. Corrective actions with regard to these controls and procedures have been reconsidered as of December 31, 2005 due to these events and the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


    I, Beverly Cook, Treasurer, certify that:

    1.   I have reviewed this amended quarterly report on Form
10-Q of Holobeam, Inc.;

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


Date: May 12, 2006
     --------------------
                                  Beverly Cook, Treasurer
                                  -----------------------
                                  Beverly Cook
                                  Treasurer


    I, Melvin S. Cook, President, certify that:

    1. I have reviewed this amended quarterly report on Form 10-Q of Holobeam, Inc.;

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


Date: May 12, 2006
     --------------------
                                  Melvin S. Cook, President
                                  -------------------------
                                  Melvin S. Cook
                                  President

                                                      Exhibit A

                         HOLOBEAM, INC.
     Statement of Computation of Per Common Share Earnings
                        Form 10Q/A No. 1
                       DECEMBER 31, 2005



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