Form 10-Q
period 2006-03-31
HOLOBEAM INC
filed 2006-05-15
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: March 31, 2006

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

269,784 Common Shares at April 4, 2006

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

PART I

HOLOBEAM, INC.
Condensed Balance Sheets

ASSETS


                                       March 31, 2006	 Sept. 30, 2005
Current Assets
  Cash and Cash Equivalents               $   346,058      $  519,847
  Trading Assets                              593,633         302,520
  Other Current Assets                        102,036           6,910
                                          -----------      ----------
    Total Current Assets                    1,041,727         829,277
                                          ------------     ----------
  Investments in Real Estate, Net	        4,387,720 	4,487,699
  Machinery & Equipment, Net	                 15,862          22,996
  Unbilled Accounts Receivable                798,659         884,378
  Deferred Income Taxes                       100,139         100,139
  Other Non-Current Assets                    201,794         222,294
                                         ------------      ----------
  Total Assets                            $ 6,545,901      $6,546,783
                                          ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                      $   116,947       $    2,045
   Accrued Expenses                          165,330           71,114
   Income Taxes Payable                         -0-	          4,840
   Current Portion of Mortgage Payable       562,138          538,144
                                          ------------     ----------
      Total Current Liabilities	         844,415          616,143
                                          ------------     ----------
Mortgage Payable, Net of Current
  Portion                                  2,740,772        3,028,031
Accrued Pension                              250,347          250,347
Deferred Income Taxes                        319,464          353,751
                                          ------------     ----------
      Total Liabilities                    4,154,998        4,248,272
Shareholders' Equity
   Common Stock                               27,021           27,021
   Paid-In-Capital                         9,110,968        9,110,968
   Accumulated Deficit                   ( 6,512,388)     ( 6,604,780)
   Other Comprehensive Loss              (   221,285)     (   221,285)
   Treasury Stock, At Cost               (    13,413)     (    13,413)
                                          ------------     ----------
      Shareholders' Equity                 2,390,903        2,298,511
                                          ------------     ----------
      Total Liabilities and
       Shareholders' Equity               $6,545,901       $6,546,783
                                          ============     ==========

HOLOBEAM, INC.
Condensed Statement of Income

                         HOLOBEAM, INC.
                 Condensed Statement of Income

                                      Three Months Ended    Six Months Ended
                                            March 31,           March 31,
                                       ------------------    ----------------
                                          2006       2005      2006      2005
                                          ----       ----      ----      ----
Revenue
   Rental Income                      $504,477  $504,477 $1,008,952$1,008,952
   Interest Income                       4,663     2,205     10,037     3,650
   Other                                   396      -0-      43,598     -0-
                                      --------   -------- --------- ---------

      Total Revenue                    509,536    506,682 1,062,587 1,012,602
                                      --------   -------- --------- ---------

Costs and Expenses
   Rental Expenses                      52,821     49,200   116,686   105,764
   General and Admin. Expenses         382,967    252,202   624,987   548,632
   Interest                             74,576     86,922   151,983   175,344
   Other                                    86         93       127       144
                                      --------   -------- -------------------
      Total Costs and Expenses         510,450    388,417   893,783   829,884
                                      --------   -------- -------------------

Income Before Income Taxes              (  914)   118,265   168,804   182,718

Income Tax Expense                       1,356     47,230    76,412    72,980
                                       -------    ------- -------------------

Net Income                           ($  2,270)  $ 71,035 $  92,392 $ 109,738
                                      ========   ======== ========= =========

Weighted Average Number of
   Shares Outstanding                 269,784    269,940    269,784   270,230

Net Income Per Share                    $(0.01)     $0.26     $0.34     $0.41

                             HOLOBEAM, INC.
                   Condensed Statements of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents

                                          3 Months     3 Months   12 Months
                                             Ended        Ended       Ended
                                           3/31/06      3/31/05     9/30/05
                                          --------     --------     -------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income, (Loss)                   $   92,392   $  109,738   $ 547,698
                                        ----------   ----------   ---------
   Adjustments to Reconcile Net
   Income to Net Cash Provided
     By Operating Activities:
   Depreciation                            107,113      110,230     220,505
   Amortization                             20,500       20,500      41,110
   Purchases of Trading
     Assets                             (1,263,529)      -0-       (286,820)
   Sales of Trading Assets               1,016,014       -0-          -0-
   Gains on Trading Assets                 (43,598)      -0-        (15,700)
   Pension Adjustment                       -0-          -0-       (126,454)
   Decrease, (Increase) In:
     Other                                  -0-          -0-            787
     Accounts Receivable                    -0-          -0-             18
     Unbilled Rents Receivable              85,719       85,720     171,440
     Prepaid Income Taxes                  (92,183)    ( 31,829)      7,698
   Increase, (Decrease) In
     Accounts Payable and
       Accrued Expenses                    209,118      (73,666)   (254,700)
     Other                              (   42,070)       4,518    (170,115)
                                        ----------      -------    --------
Total Adjustments                       (    2,916)     115,473    (412,231)
                                        ----------   ----------   ---------
Net Cash Provided (Used) by
   Operating Activities                     89,476      225,211     135,467
                                        ----------   ----------   ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures                     -0-          -0-          -0-
   Purchase of Short Term
     Investments                            -0-          -0-          -0-
   Sale of Short Term
     Investments                            -0-          -0-          -0-
                                        ----------   ----------   ---------
Net Cash Flow from Investing
   Activities                               -0-          -0-          -0-
                                        ----------   ----------   ---------
CASH FLOW FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage                             (263,265)    (241,211)   (493,178)
   Purchase of Treasury Stock               -0-         (40,812)    (40,413)
   Other                                    -0-          -0-         -0-
                                        ----------   ----------  ----------
Net Cash Flow Provided (Used)
   by Financing Activities                (263,265)    (282,023)   (533,591)
						    ----------    ---------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   (173,789)     (56,812)   (398,124)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     519,847      917,971     917,971
                                        ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $ 346,058    $ 861,159   $ 519,847
                                         =========    =========   =========







HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

March 31, 2006



     In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of March 31, 2006 and 2005 and the results of operations for the three months and six months then ended and the statement of cash flows for the three months and six months ended March 31, 2006.
     For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
     The results of operations for the three months and six months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for a full year.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2006


(1)	Material Changes in Financial Condition
     ---------------------------------------
     Cash flows from operating activities for the six months ended March 31, 2006 were $89,476.00, down $135,735.00 when compared to the six months ended March 31, 2005. The change resulted primarily from increases in purchases of trading assets and increases in accounts payable and accrued expenses.
     During the six months ended March 31, 2006, working capital decreased to $197,312.00 when compared to working capital at September 30, 2005 which was $213,134.00.
     The decrease in operating cash flows is due primarily to an increase in trading assets of $291,113.00 and an increase of $213,323.00 in account payable and accrued expenses(includes deferred rent).


     As previously reported, the Registrant intends to identify opportunities for real estate development and rental in the geographical vicinity of the Registrant's existing rental properties in Bergen County, New Jersey.
     In addition, the Registrant intends to investigate processes for improving the sites presently owned by the Registrant for purposes of attracting suitable tenants when the existing operating leases expire in 2009 and 2012.
     At the present time, no specific opportunities have been identified and the Registrant intends to continue to search for appropriate properties and improvement processed. If the

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2006


Registrant identifies suitable opportunities, it is the intention of the Registrant to fund the projects with the equity valuations contained in the existing rental properties.
     Funding of any such project is not expected to have a
materially adverse effect upon the Registrant's financial
condition.
(2)	Material Changes in the Results of Operations
     ---------------------------------------------

     During the three months and six months ended March 31, 2006, the Registrant recorded after-tax loss of ($2,271.00) and after-tax income of $92,392.00 respectively, down $73,305.00 and $17,346.00 when compared to the results of operations for the three and six months ended March 31, 2005. The decrease in income results principally from the one-time severance payment of $100,000.00 to the Estate of the former treasurer and board member.
     During the six months ended March 31, 2006, the Registrant contributed $137,190.00 to the Registrant's deferred benefit pension plan. The Registrant expects to continue funding of the plan in subsequent periods and anticipates no materially adverse effect upon the Registrant's financial condition as a result of such contributions.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2006

     The Registrant expects short-term revenues and expenses to be consistent as the Registrant's rental properties are 100% leased through 2009.

PART II

HOLOBEAM, INC.
Signatures
Form 10Q
March 31, 2006

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.

By     Ralph A. Fredericks, Treasurer

Date   May 12, 2006
Pursuant to the requirements of the Securities Exchange Act of
 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:		Melvin S. Cook
Melvin S. Cook
President and Chairman of the Board

Date:	May 12, 2006


By:		Ralph A. Fredericks
Ralph A. Fredericks
Director and Treasurer

Date:	May 12, 2006


By:		Beverly Cook
Beverly Cook
Director and Secretary

Date:	May 12, 2006

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

(b)	There have been no significant changes in the Registrant's
procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005, except for the appointment of the new treasurer and board member, Ralph A. Fredericks, due to the death of William M. Hackett. Corrective actions with regard to these controls and procedures have been reconsidered as of March 31, 2006 due to these events and the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses. As of March 31, 2006, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.

I, Ralph A. Fredericks, Treasurer, certify that:

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


Date: May 12, 2006
Ralph A. Fredericks, Treasurer
Ralph A. Fredericks
Treasurer


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



Date: May 12, 2006
Melvin S. Cook, President
Melvin S. Cook
President

Exhibit A

HOLOBEAM, INC.
Statement of Computation of Per Common Share Earnings
Form 10Q
March 31, 2006


	Three Months
  Ended March 31, 	Six Months
  Ended March 31,
	 2006  	 2005  	 2006  	 2005

PRIMARY

  Net Income (Loss)	($  2,271)	$ 71,035	$ 92,392	$109,738

SHARES

  Weighted Average
  Number of Common
  Shares Outstanding	 269,784	 269,940	 269,784	 270,230

  Earnings Per Share	$0.01	$0.26	$0.34	$0.41