Form 10-Q
period 2006-06-30
HOLOBEAM INC
filed 2006-08-14
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: June 30, 2006

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

268,659 Common Shares at June 30, 2006

HOLOBEAM, INC.
INDEX


PART I
------
PAGE NO.
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

PART I

HOLOBEAM, INC.
Condensed Balance Sheets

ASSETS


	June 30, 2006	Sept. 30, 2005
Current Assets
  Cash and Cash Equivalents	$  392,954 	$  519,847
  Trading Assets		   	   428,925 	   302,520
  Other Current Assets	          27,352 	     6,910
					----------	----------
    Total Current Assets	   849,231 	   829,277
					---------	---------
  Investments in Real Estate, Net	4,337,730 	4,487,699
  Machinery & Equipment, Net	         12,295 	22,996
  Unbilled Accounts Receivable	 755,799 	884,378
  Deferred Income Taxes	              100,139	100,139
  Other Non-Current Assets	   191,544 	   222,294
					----------	----------
  Total Assets	             $6,246,738 $6,546,783
					=========	=========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable	      $  115,997 	$    2,045
   Accrued Expenses	          64,476 	71,114
   Income Taxes Payable	            -0-	 71,753
   Current Portion of
     Mortgage Payable	          574,533    538,144
					----------	----------
      Total Current Liabilities   755,006    683,056
					---------	----------
Mortgage Payable, Net of Current
   Portion				2,592,406 	3,028,031
Accrued Pension			  250,347	250,347
Deferred Income Taxes	        302,320    353,751
					----------	----------
      Total Liabilities		 3,900,079 	 4,315,185
 					----------	----------
Shareholders' Equity
   Common Stock			 27,021 	 27,021
   Paid-In-Capital		 9,110,968 	 9,110,968
   Accumulated Deficit		( 6,512,117)( 6,671,693)
   Other Comprehensive Loss	(   221,285)(   221,285)
   Treasury Stock, At Cost	(    57,928)(    13,413)
					----------	----------

      Shareholders' Equity	 2,346,659 	 2,231,598
					----------	----------

      Total Liabilities and
      Shareholders' Equity	$6,246,738 	$6,546,783
					==========	==========

HOLOBEAM, INC.
Condensed Statement of Income



			Three Months Ended	Nine Months Ended
			     June 30,   	 	    June 30,
			2006		2005		2006		2005
Revenue
   Rental Income	$504,476	$504,475	$1,513,427	$1,513,427
   Interest Income 4,714 	 2,751	14,750	 6,401
   Other	 	 16,380   -0-  		    59,979 	   -0-
			--------	--------	--------	--------
   Total Revenue	 525,570 	 507,226	1,588,156	 1,519,828
			--------	--------	---------	-----------

Costs and Expenses
   Rental Expenses 50,978 	51,180 	167,664	156,944
   General and
Administrative
      Expenses	280,559 	241,389 	905,546	790,021
   Interest	 	71,620 	 85,676 	223,603	261,020
   Other	           41 	   2,893 	   168	  3,037
			--------	--------	---------	-----------
   Total Expenses	 403,198 	 381,138	 1,296,981	 1,211,022
			--------	--------	---------	-----------

Income Before
Income Taxes	122,372	126,088 	291,175	308,806
Income Tax
   Expense	 	 55,187 	 50,370	131,599 	123,350
			--------	--------	---------	-----------
Net Income		$ 67,185	$ 75,718	$  159,576	$  185,456
			========	========	=========	===========
Weighted Average
Number of
 Shares Outstanding269,304	269,940 	269,624	270,081

Net Income Per Share$0.25	$0.28		$0.59		$0.69

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

					9 Months 	9 Months	12 Months
					Ended		Ended		Ended
					6/30/06	6/30/05	9/30/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)			$  159,576	$185,456	 $480,785
					----------	---------	--------
Adjustments to Reconcile Net
Income to Net Cash Provided
by Operating Activities:
Depreciation			160,670 	165,345 	220,505
Amortization			30,750 	30,750 	41,110
  Purchase of Trading
  Assets			( 1,263,529)	(  97,739) 	( 286,820)
Sales of Trading Assets	1,197,103		-0-    	   -0-
Gains of Trading Assets	(    59,579)	-0-		 (  15,700)
Pension Adjustment	    -0-		-0- 		( 126,454)
Decrease, (Increase) In:
Other	   			    -0-		-0-   	 	787
Accounts Receivable	   -0-	 	-0-    		18
Unbilled Rents Receivable 128,579 		128,580    	171,440
 Prepaid Income Taxes   (    14,000)    (  44,122)	   7,698
Increase, (Decrease) In:
Accounts Payable and
Accrued Expenses		    107,314	    ( 241,520)	( 254,700)
Other	 			(   129,626) 	   9,067 	( 103,202)
	 			----------	---------	--------

Total Adjustments	   	   157,282 	  (  49,639)	( 345,318)
				----------	---------	--------
Net Cash Provided (Used) by
Operating Activities	   316,858 	 135,817 	 135,467
	----------	---------	--------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures		-0- 	   -0-    	   -0-
Sale of Capital Assets		   -0-     	  -0-    	   -0-
				----------	---------	--------
Net Cash Flows from Investing
Activities	  			 -0-     	  -0-    	   -0-
				----------	---------	--------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments
 on First Mortgage	(   399,236)	( 365,820)	( 493,178)
Purchase of Treasury
Stock				(    44,515)	(  40,812)	(  40,413)
Other				    -0-    	 	 -0-    	   -0-
				----------	---------	--------
Net Cash Flows Provided
(Used)
by Financing Activities	(   443,751)	( 406,632)	( 533,591)
				----------	---------	--------
NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS	(   126,893)	( 270,815) 	( 398,124)
CASH AT BEGINNING OF
PERIOD	  		    519,847	  	  917,971 	  917,971
				----------		---------	--------
CASH AT END OF PERIOD	$  392,954		$647,156 	$519,847
				==========		=========	========

HOLOBEAM, INC.
Notes to Condensed Financial Statements
Form 10Q

June 30, 2006



In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of June 30, 2006 and 2005 and the results of operations for the three months and nine months then ended and the statement of cash flows for the three months and nine months ended June 30, 2006.
For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
        The results of operations for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for a full year.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2006

(1)	Material Changes in Financial Condition
        Cash flows from operating activities for the nine months ended June 30, 2006 were $316,858.00, up $181,041.00 compared to the nine months ended June 30, 2005. The change resulted primarily from changes in trading activity and increases in accounts payable and accrued expenses and decreases in income taxes payable.
        During the nine months ended June 30, 2006, working capital decreased to $94,225.00 when compared to working capital at September 30, 2005 which was $146,221.00.

        As previously reported, the Registrant intends to identify opportunities for real estate development and rental in the geographical vicinity of the Registrant's existing rental properties in Bergen County, New Jersey.
        In addition, the Registrant intends to investigate processes for improving the sites presently owned by the Registrant for purposes of attracting suitable tenants when the existing operating leases expire in 2009 and 2012.
        At the present time, no specific opportunities have been identified and the Registrant intends to continue to search for appropriate properties and improvement processed. If the

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
       June 30, 2006
Registrant identifies suitable opportunities, it is the intention of the Registrant to fund the projects with the equity valuations contained in the existing rental properties.
        Funding of any such project is not expected to have a materially adverse effect upon the Registrant's financial condition.

(2)	Material Changes in the Results of Operations

        During the three months and nine months ended June 30, 2006, the Registrant recorded after-tax income of $67,185.00 and after-tax income of $159,576.00 respectively, down $8,533.00 and $25,880.00 when compared to the results of operations for the three and nine months ended June 30, 2005.
 The decrease in income results principally from the one-time severance payment of $100,000.00 to the Estate of the former treasurer and board member, offset by gains on trading assets.
        During the nine months ended June 30, 2006, the Registrant contributed $206,152.00 to the Registrant's deferred benefit pension plan. The Registrant expects to continue funding of the plan in subsequent periods and anticipates no materially adverse effect upon the Registrant's financial condition as a result of such contributions.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition and Results of Operations
       June 30, 2006

        The Registrant expects short-term revenues and expenses to be consistent as the Registrant's rental properties are 100% leased through 2009.

PART II

HOLOBEAM, INC.
Signatures
Form 10Q
June 30, 2006

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.
		------------------

By     Ralph A. Fredericks, Treasurer
  -------------------------------------------

Date   August 11, 2006
    -----------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:		Melvin S. Cook
		-----------------------------------
               Melvin S. Cook
               President and Chairman of the Board

Date:	August 11, 2006
		-----------------------------------


By:		Ralph A. Fredericks
		-----------------------------------
               Ralph A. Fredericks
               Director and Treasurer

Date:	August 11, 2006
		-----------------------------------


By:		Beverly Cook
		------------------------------------
               Beverly Cook
               Director and Secretary

Date:	August 11, 2006
		-----------------------------------

CERTIFICATIONS
--------------

        (a)	The Registrant maintains disclosure controls and
procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has reevaluated these controls and procedures at September 30, 2005 upon the disclosure of a material errors in the recording of an additional minimum pension liability and the provision for income taxes, and have determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

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


Date: August 11, 2006
	----------------
                                    Ralph A. Fredericks, Treasurer
                                    -------------------------------
                                    Ralph A. Fredericks
                                    Treasurer


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



Date: August 11, 2006
	----------------
                                       Melvin S. Cook, President
                                       -------------------------
                                       Melvin S. Cook
                                       President

Exhibit A

HOLOBEAM, INC.
Statement of Computation of Per Common Share Earnings
Form 10Q
June 30, 2006


	Three Months 		Nine Months
	  Ended June 30, 	  Ended June 30,
----------------	--------------
	 2006  	 2005  	 2006  	 2005
	-----	-----	-----	-----

PRIMARY

  Net Income (Loss)	$ 67,185	$ 75,718	$159,576	$185,456

SHARES

  Weighted Average
  Number of Common
  Shares Outstanding	 269,304	 269,940	 269,784	 270,081

  Earnings Per Share	$0.25		$0.28		$0.59		$0.69