Form 10-K/A
period 2005-09-30
HOLOBEAM INC
filed 2006-08-15
CIK 48105

FORM 10 K/A NO. 2

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

                         Holobeam, Inc.
                           Form 10-K/A NO. 2
                 Year Ended September 30, 2005

                       Table of Contents

Part I                                                 Page
------                                                 ----
Item 1.   Business                                       4

Item 2.   Properties                                     8

Item 3.   Legal Proceedings                             11

Item 4.   Submission of Matters to a Vote of Security
            Holders                                     11

Part II
-------
Item 5.   Market for the Registrant's Common Equity,Related
               Stockholder Matters and Issuer Purchases of
               Equity Securities                        12

Item 6.   Selected Financial Data                       13

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations      14

Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk                              22

Item 8.   Financial Statements and Supplementary Data   22

Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure   47

Item 9A.  Controls and Procedures                       47

Item 9B.  Other Information                             48

Part III
--------
Item 10.  Directors and Officers of the Registrant      49

Item 11.  Management Compensation                        51

Item 12.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters 53

Item 13.  Certain Relationships and Related Transactions 53

Item 14.  Principal Accountant Fees and Services         53

Part IV
-------

Item 15.  Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K                       55

EXPLANATORY NOTE
        This amendment No. 2 on Form 10-K/A to the
Registrant's Annual Report on Form 10-K for the year ended
September 30, 2005, initially filed with the Securities and Exchange Commission on December 29, 2005, is being filed to reflect restatements of our balance sheet at September 30, 2005 and statement of operations for the year ended
September 30, 2005, and the notes related thereto. See detail discussion of the restatement in Item 8, note 4 to our financial statements.

        On July 6, 2006, the Registrant's management and Audit Committee of the Board of Directors concluded to restate previously issued financial statements for the fiscal year ended September 30, 2005. The Registrant arrived at this conclusion during the course of responding to inquiries arising from comments from the Securities and Exchange Commission.
        The restatement pertains to incorrectly reporting the provision for income taxes in the amount of $66,913.
     	This Amendment No. 2 amends and restates Items 6, 7, 8 of Part II of the Original Filing. Other than these items, no other information of the Original Filing is amended hereby. The foregoing items have been amended to reflect the effects of the restatement and, unless otherwise indicated, have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events.

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

                         HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,

                                    RESTATED      RESTATED
                                    --------      --------
                     2005            2004          2003           2002             2001
                     ----            ----          ----           ----             ----

Gross Income        $2,079,097     $2,058,348     $2,086,635     $2,071,508     $2,105,020
Net Income (Loss)      480,785        184,936        204,370        166,399        168,830
Weighted Average
   Number
   of Common Shares
   Outstanding         270,006        271,873        275,642        287,518        290,960
Earnings Per
Share (Loss)              1.78           0.68           0.74           0.58           0.58
Total Assets         6,546,783      7,047,026      7,369,492      7,637,822      7,931,825
Long-Term Debt       3,632,129      4,294,560      4,901,755      4,511,321      4,925,540
Shareholders'
 Equity              2,231,598      1,917,680      1,796,679      1,952,727      1,905,433
Gross Rental
 Income              2,053,703      2,053,703      2,053,703      2,053,703      2,053,703
Net Rental Income    1,810,557      1,793,610      1,798,151      1,795,141      1,794,699

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------
     (1)  Liquidity.
     --- ----------
         Cash flows generated from operating activities during 2005 were $135,467. and were produced primarily from the Registrant's real estate rental properties.
        The Registrant anticipates that cash flows associated with the Registrant's real estate rental activities will be sufficient to fund and sustain operations during the terms of the operating leases on the properties owned by the Registrant in Paramus, New
Jersey. (Reference is made to Note 3 of the accompanying Financial Statements for the years ended
September 30, 2005 and 2004.
        The minimum future rental income associated with the non-cancelable operating leases approximates
$12,962,253. and is expected to generate sufficient cash flows to support the Registrant's activities through 2012 when The Sports Authority, Inc.'s operating lease expires. (Reference is made to Form
10K, Item 7(1) for the year ended September 30, 2004.)
        During 2005 the Registrant's Working Capital increased to $146,221. which represents an increase of $47,623. when compared to the Registrant's Working
Capital at September 30, 2004. Such increase results principally from decreases in Deferred Rent resulting from tenants remitting rents prior to the period in which it is earned.
        It is the opinion of the Registrant that cash flows associated with its real estate rental activities will be sufficient to maintain liquidity during the terms of the operating leases.

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


(3)  Results of Operations.
---  ----------------------
       (a)	During the year ended September 30, 2005,
the Registrant recorded after-tax income in the amount
of $480,785., which represents an increase of
$295,849. when compared to the income recorded in
2004.  Earnings per weighted average number of common
shares outstanding were $1.78 and $0.68, respectively.
        Revenues for the year were $2,079,097., up
$20,749. from 2004.  The increase results principally
from unrealized gains from trading assets stated at
fair value. (Reference is made to Note 1k to the Registrant's financial statements.)
        Total costs and expenses for the fiscal year
ended September 30, 2005 were $1,367,035. as compared
to $1,708,489. for the year ended September 30, 2004.
The decrease costs resulted primarily from a decrease
in pension service costs.  (Reference is made to Note
13 of the Registrant's financial statements.)
        (b)	During the year ended September 30, 2004 the
Registrant recorded after-tax income in the amount of $184,936., which represents a decrease of $19,434.
when compared to the income recorded in 2003.
Earnings per weighted average number of common shares outstanding were $0.68 and $0.74, respectively

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

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED

                SEPTEMBER 30, 2005, 2004 AND 2003





























                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS
                     MANAGEMENT CONSULTANTS
                               23

HOLOBEAM, INC.
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003






                            CONTENTS





                                                                  PAGE

INDEPENDENT ACCOUNTANTS' REPORT                                     25

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                 26-27

  STATEMENTS OF OPERATIONS                                          28

  STATEMENTS OF SHAREHOLDERS' EQUITY                                29

  STATEMENTS OF CASH FLOWS                                          30

  NOTES TO FINANCIAL STATEMENTS                                  31-44

SCHEDULES FOR THE YEARS ENDED SEPTEMBER 30, 2005,
 2004, AND 2003

  XI REAL ESTATE AND ACCUMULATED DEPRECIATION                       45

  XII MORTGAGE LOANS ON REAL ESTATE                                 46

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

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004




               LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                  Restated
                                                       2005         2004
CURRENT LIABILITIES
     Mortgage Payable-Current Portion             $    538,144 $   493,177
     Accounts Payable                                    2,045       6,934
     Deferred Rent                                           -     185,430
     Other Accrued Expenses                             45,093      50,165
     Income Taxes Payable                               71,753      69,460
     Accrued Interest Payable                           26,021      29,620
                                                --------------  ----------

TOTAL CURRENT LIABILITIES                              683,056     834,786
                                                --------------  ----------

LONG-TERM LIABILITIES
     Mortgage Payable (Net of Current Portion)       3,028,031   3,566,176
     Accrued Pension                                   250,347     306,057
     Deferred Income Taxes                             353,751     422,327
                                                --------------  ----------

TOTAL LONG-TERM LIABILITIES                          3,632,129   4,294,560
                                                --------------  ----------

TOTAL LIABILITIES                                    4,315,185   5,129,346
                                                --------------  ----------

SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized Shares 272,000 in 2005 and
       2,000,000 in 2004, issued
       270,209 in 2005 and 271,209 in 2004              27,021      27,121
     Additional Paid in Capital                      9,110,968   9,137,868
     Accumulated Deficit                            (6,671,693) (7,152,478)
     Other Comprehensive Income			      (221,285)    (94,831)
                                                --------------  ----------

                                                     2,245,011   1,917,680
     Less: Cost of Shares in Treasury (425
      in 2005 and 0 in 2004)                           (13,413)          -
                                                --------------  ----------

TOTAL SHAREHOLDERS' EQUITY                           2,231,598   1,917,680
                                                --------------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 6,546,783  $7,047,026
                                                     =========   =========





   The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


                                          2005                 2004           2003

REVENUES
     Rental Income                         $ 2,053,703      $2,053,703     $2,053,703
     Interest Income                             9,694           4,645         17,219
     Net Holding Gains                          15,700               -              -
     Gain on Sale of Investments                     -               -         13,630
     Other Income                                    -               -          2,083
                                      ----------------   ------------- --------------

TOTAL                                        2,079,097       2,058,348      2,086,635
                                      ----------------   ------------- --------------


COSTS AND EXPENSES

     Rental Expense                            243,146         260,093        255,552
     General Expense                           785,206       1,069,407        828,081
     Interest Expense                          338,683         378,989        417,026
                                      ----------------   ------------- --------------

TOTAL                                        1,367,035       1,708,489      1,500,659
                                      ----------------   ------------- --------------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                          712,062         349,859        585,976

INCOME TAX EXPENSE                             231,277         164,923        241,927
                                      ----------------   ------------- --------------

EARNINGS FROM CONTINUING OPERATIONS            480,785         184,936        344,049
                                      ----------------   ------------- --------------

DISCONTINUED OPERATIONS:
     Operating Loss                                  -               -       (172,746)
     Loss on Disposition                             -               -        (60,052)
     Tax Benefit                                     -               -         93,119
                                      ----------------   ------------- --------------

NET LOSS FROM DISCONTINUED OPERATIONS                -               -       (139,679)
                                      ----------------   ------------- --------------

NET INCOME                                   $ 480,785       $ 184,936      $ 204,370
                                      ----------------   ------------- --------------

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   270,006         271,873        275,642
                                      ----------------   ------------- --------------

EARNINGS PER SHARE - CONTINUING           $       1.78   $         .68    $      1.25
                                      ----------------   ------------- --------------

LOSS PER SHARE - DISCONTINUED          $             -   $           -   $       (.51)
                                      ----------------   ------------- --------------

EARNINGS PER SHARE - NET INCOME           $       1.78   $         .68    $       .74
                                      ================   ============= ==============


   The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
                                                                                          Accumulated
                                                        Additional Compre-                  Other
                                      Common Stock       Paid-In   hensive  Accumulated   Comprehensive       Treasury Stock
                                    Shares    Amount     Capital   Income    Deficit         Loss          Shares      Amount
                                  ----------- ---------   --------          ------------  -------------   -------      ------
BALANCE, SEPTEMBER 30, 2002        287,697    $28,769   $9,540,472          $(7,541,784)   $       -      3,300        $ 74,730

  Net Income                                                       $204,370     204,370
  Other Comprehensive Income:
   Minimum pension liability
    adjustment                                                     (106,243)               (106,243)
                                                                    -------
  Other Comprehensive Income                                        $98,127
                                                                    =======
  Purchase of Treasury Stock                                                                              9,982          254,175
  Retirement of Treasury Stock     (12,682)    (1,267)    (313,493)                                     (12,682)        (314,760)
                                 ---------    ---------  ----------          ------------   --------   -------        ---------

BALANCE, SEPTEMBER 30, 2003        275,015      27,502   9,226,979            (7,337,414)  (106,243)       600          14,145
  Net Income                                                       $184,936      184,936
 Other Comprehensive Income:
   Minimum pension liability
    adjustment                                                       11,412                  11,412
                                                                    -------
  Other Comprehensive Income                                       $196,348
                                                                    =======
  Purchase of Treasury Stock                                                                             3,206           75,347
  Retirement of Treasury Stock     (3,806)       (381)     (89,111)                                     (3,806)         (89,492)
                                  -------      ------    ---------            ----------    --------   -------          ------

BALANCE, SEPTEMBER 30, 2004       271,209      27,121    9,137,868            (7,152,478)    (94,831)        -               -

  Net Income                                                       $480,785      480,785
 Other Comprehensive Income:
   Minimum pension liability
    adjustment                                                     (126,454)                (126,454)
                                                                    -------
  Other Comprehensive Income                                       $354,331
                                                                    =======
  Purchase of Treasury Stock                                                                             1,425           40,413
  Retirement of Treasury Stock    (1,000)       (100)      (26,900)                                     (1,000)         (27,000)
                                  ------       -----      --------             ---------    ---------   ------         -------

BALANCE, SEPTEMBER 30, 2005       270,209     $27,021   $9,100,968           $(6,671,693)  $(221,285)      425         $13,413
                                  =======     =======    =========             =========   ==========   ======         =======

The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

                                                  2005      2004       2003
                                             -----------  ----------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                     $480,785   $184,936   $204,370
                                             ----------   --------   --------

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                220,505    220,366    219,866
    Amortization                                 41,110     41,109     41,108
    Pension Adjustment                         (126,454)    11,412   (106,243)
    Patent and Patent Application Costs                -         -     (3,524)
    Purchases of Trading Assets                 (286,820)        -          -
    Holding Gain on Trading Assets               (15,700)        -          -
    Gain on Sale of Investment                         -         -    (13,630)
    Loss on Disposition of Discontinued Operations     -         -     60,052
Increase (Decrease) in:
    Accounts Payable and Accrued Expenses        (69,270)  (84,561)   190,322
    Deferred Income Taxes                       (105,495)  (17,497)   (95,934)
    Deferred Rent                               (185,430)  125,055     60,375
    Income Taxes Payable                           2,293    (6,881)    76,341

Decrease (Increase) in:
    Unbilled Rents Receivable                    171,440    62,763     62,764
    Accounts and Other Receivables                    18         -         84
    Prepaid Expenses                                 787    (1,306)      (678)
    Prepaid Income Taxes                           7,698       (10)    41,094
                                            ------------  --------     ------

Total Adjustments                               (345,318)  350,450    531,997
                                            ------------   -------   --------

Net Cash Provided by Operating Activities        135,467   535,386    736,367
                                            ------------  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments                     -         -   (290,779)
Capital Expenditures                                   -    (3,529)    (4,214)
Sale of Short-Term Investments                         -         -    304,409
                                            ------------  --------   --------

Net Cash Provided by (Used in)
    Investing Activities                              -    (3,529)      9,416
                                            ------------  --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage            (493,178) (451,975)  (414,214)
Purchase of Treasury Stock                       (40,413) ( 75,347)  (254,175)
                                            ------------  --------   --------

Net Cash Used in Financing Activities           (533,591) (527,322)  (668,389)
                                            ------------  --------  ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (398,124)    4,535    77,394

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                        917,971   913,436   836,042
                                            ------------  --------  --------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 519,847 $ 917,971 $ 913,436
                                            ------------  --------  --------


SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest Paid                                 $ 342,282  $ 382,287  $420,048

Income Taxes Paid                              $ 250,175  $196,909  $ 55,131

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


NOTE 2.   INCOME TAXES

                   2005          2004              2003
                 -------        ------            ------

Current taxes:
Federal        $ 197,046       $149,230         $131,321
State             55,422         40,799           42,593
                --------       --------         --------
Total            252,468        190,029          173,914
                --------       --------         --------

Deferred taxes:
Federal         (18,012)        (21,339)        (21,340)
State            (3,179)         (3,767)         (3,766)
                -------         -------         -------

Total           (21,191)        (25,106)        (25,106)
                -------         -------         -------
Provision for
income taxes   $231,277       $164,923          $148,808
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
                   =======        =======          =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 2.   INCOME TAXES (continued)

          The sources of deferred income taxes for the years ended September 30, are as follows:
                              2005           2004             2003
                            -------       --------         --------
Accrued Pension Costs     $(250,347)    $ (306,057)      $ (394,977)
Unbilled Rents Receivable   884,379      1,055,817        1,118,581
                           --------       --------         --------
     Total                $ 634,032     $  749,760       $  723,604
                           ========      =========        =========

          The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                              2005           2004             2003
                           --------       --------         --------

Federal statutory income
    tax rate                   34%            34%              34%
State tax provisions, net
   of federal benefits          6              6                6
Deferred tax adjustment
on prior accrued pension      ( 8)             -                -
Other                           -              7                2
                            --------       -------         -------

Effective income tax rate      32%            47%              42%
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

                                  Revenues

                       2005        2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $      -     $       -  $       -
Real Estate Rental  2,053,703   2,053,703   2,053,703
Other                  25,394       4,645       4,932
                   ----------   ---------   ---------

     Total        $ 2,079,097  $2,058,348  $2,086,635
                    =========    ========   =========

                             Income (Loss)


                       2005         2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $        -  $        -  $(139,679) *
Real Estate Rental  1,810,557   1,793,610   1,798,151
                    ---------   ----------   --------
     Total          1,810,557   1,793,610  $1,658,472
                    ---------   ----------   --------
General and Administrative
  Expenses          (785,206)   (1,069,407)  (828,081)
Interest Expense    (338,683)     (378,989)  (417,026)
Other Income          25,394         4,645     32,932
Income Tax Expense  (231,277)     (164,923)  (241,927)
                    ---------   ----------   --------

     Total        (1,329,772)   (1,608,674)(1,454,102)
                    ---------   ----------   --------

Net Income           $480,785   $  184,936  $ 204,370
                    =========    =========  =========

                            Identifiable Assets

                       2005        2004        2003
                    ---------   ----------   --------
Business Segments:

Surgical Staples   $        -   $        - $        -
Real Estate Rental  5,594,371    6,006,879  6,310,711
Other                 952,412    1,040,147  1,058,781
                    ---------   ----------   --------

    TOTAL ASSETS   $6,546,783   $7,047,026 $7,369,492
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
                                        ========    ========     =======

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


NOTE 15.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                    For the Fiscal Year Ended September 30, 2005

                              First     Second   Third     Fourth
                             Quarter   Quarter  Quarter   Quarter
Total Revenues               $505,920  $506,682 $507,226  $559,269

Gross Profit                    N/A       N/A     N/A        N/A

Income Before Extraordinary
  Items                        38,703    71,035   75,718   295,329

Weighted Average
Number of Shares              270,513   269,940  269,940   269,784

Earnings Per Share                .14       .26      .28      1.10

Net Income                    $38,703   $71,035  $75,718  $295,329


                     For the Fiscal Year Ended September 30, 2004

                              First    Second    Third    Fourth
                             Quarter   Quarter  Quarter   Quarter

Total Revenues               $505,955  $505,371 $505,498  $541,524

Gross Profit                    N/A       N/A      N/A       N/A

Income Before Extraordinary
  Items                        75,707    33,653   37,346    38,230

Weighted Average
Number of Shares              273,420   271,505  271,346   271,211

Earnings Per Share                .28       .12      .14       .14

Net Income                    $75,707   $33,653  $37,346   $38,230

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

The accompanying notes are an integral part of these financial statements.
                                                  45

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
                                  =========   =========   =========

(1) The cost for Federal income tax

   Purposes at 9/30/05 $3,566,175


The accompanying notes are an integral part of these financial statements.
                                                   46

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

Item 9B. Other Information
--------------------------
     On October 20, 2004, the Registrant filed an amendment to its Restated Certificate of Incorporation for the purpose of reducing the number of Authorized Common Shares to 272,000 from 2,000,000.
     The amendment was duly adopted in accordance with the applicable provisions of Sections 242 and 228 of the General Corporation Law of the State of Delaware and was approved by the affirmative vote of approximately 81% of the Registrant's shareholders.

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

Date August 11, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


HOLOBEAM, INC.


By:  Melvin S. Cook
     Melvin S. Cook
     President and Chairman of the Board

Date:     August 11, 2006



By:  Beverly Cook
     Beverly Cook
     Director and Treasurer

Date:     August 11, 2006



By:  Beverly Cook
     Beverly Cook
     Director and Secretary

Date:     August 11, 2006

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


     I, Beverly Cook certify that:

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


Date:   August 11, 2006
                                   Beverly Cook, Treasurer
                                   Beverly Cook
                                   Treasurer



     I, Melvin S. Cook certify that:

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