Form 10-K
period 2006-09-30
HOLOBEAM INC
filed 2006-12-28
CIK 48105

FORM 10 K

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

	THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended September 30, 2006, Commission file
                           ------------------
number 03385
       -----

HOLOBEAM, INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	22-1840647
-----------------------------------------------------------------
State or other jurisdiction of	       (I.R.S. Employer
incorporation or organization)	       Identification No.)

217 First Street, P.O. Box 287, Ho-Ho-Kus, NJ	07423-0287
----------------------------------------------------------------

Registrants telephone number, including area code	201-445-2420
                                                  -------------


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of exchange on which
Title of each class				    registered
-------------------                                -----------
Common Stock, Par Value $0.10 per share      Over the Counter

Securities registered pursuant to Section 12(g) of the Act:

---------------------------------------------------------------
                         (Title of Class)

---------------------------------------------------------------
                         (Title of Class)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x     No

                                            -----
               State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregated market value shall be computed by references to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to date of filing. $11,608,158.
at December 5, 2006 computed on the average of the bid and asked prices for Holobeam, Inc. Common shares at December 5, 2006.

               Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 269,784 Shares at December 5, 2006.

	DOCUMENTS INCORPORATED BY REFERENCE.
              -------------------------------------
1.	Holobeam, Inc. Defined Benefit Plan.

2.	Financial Statements for the years ended September 30,
	1999 and 2000.

3.	Financial Statements for the years ended September 30,
 	2000 and 2001.

4.	Financial Statements for the years ended September 30,
	2001 and 2002.

5.	Financial Statements for the years ended September 30,
	2002 and 2003.

6.	Annual Reports on Form 10K for the years ended September
	30, 1998, 1999, 2000, 2001, 2002, 2003, 2004 and 2005.

7.	Quarterly Reports on Form 10Q for the Quarter Ended June
	30, 2003.

8.	Financial Statements for the Years Ended September 30,
	2003 and 2004.

9.	Financial Statements for the Years Ended September 30,
	2004 and 2005.

Holobeam, Inc.
Form 10-K
Year Ended September 30, 2006

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

Part II
-------

 Item 5.  Market for the Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of
          Equity Securities	                             12

Item 6.  Selected Financial Data	                     13

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations	             13

 Item 7A. Quantitative and Qualitative Disclosures About
          Market Risk	                                     19

Item 8.  Financial Statements and Supplementary Data	     19

 Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure	             19

Item 9A. Controls and Procedures	                     19

Item 9B. Other Information	                             20

Part III
--------

Item 10. Directors and Executive Officers of the Registrant  21

Item 11. Executive Compensation	                             22

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters	     25

Item 13. Certain Relationships and Related Transactions	     25

Item 14. Principal Accountant Fees and Services	             26

Part IV
-------

Item 15. Exhibits, Financial Statements Schedules	    27

Signatures
----------

Index to Financial Statements
-----------------------------

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

                        	PART I
                                -------
Item 1.  Business
-----------------
        (a)	In General.  The Registrant was organized in October,
        ---  ----------
1967, and commenced doing business on January 1, 1968.  The
Registrant is engaged in the rental and development of real estate and was formerly engaged in developing surgical staples and the technology used to apply the staples.
        b)	Industry Segments.  For financial information in regard
	--	-----------------
to Industry Segments, reference is made to Note 10 to the Financial Statements for the year ended September 30, 2006, Note 11 to the Financial Statements for the year ended 2005, and Note 12 to the Financial Statements for the year ended September 30, 2004.
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

        The Registrant has filed several patent applications and has several
        4
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

        In December 1991, the necessary change in zoning was approved. The then existing building was rented to The Sports Authority,
Inc., a retailer of sporting goods.  This building was
substantially renovated by The Sports Authority, Inc. and Holobeam reimbursed them for their costs in connection with this renovation.
        During 1994, a 31,000 sq. ft. building was constructed on the Registrant's site located adjacent to the building leased to The Sports Authority, Inc. for
        6
use as a Computer City retail store. Tandy Corp., parent corporation of Computer City, commenced paying rent in October
1994. Holobeam reimbursed Tandy Corporation $1,189,675 as an allowance for costs of constructing the building and paving of the site, after a permanent Certificate of Occupancy was obtained.
During 1998, Computer City Retail Stores were acquired by Comp USA.
 On January 23, 2000, Comp USA entered into a merger agreement with Grupo Sanborns, S.A. de C.V. and TPC Acquisition Corp., a subsidiary of Grupo Sanborns, S.A. de C.V. Tandy Corp. remains on the lease as guarantor.
                 (xi) Research and Development.
        The Registrant has investigated methods for applying surgical staples and the technology presently used to fabricate and apply such staples. During 2003, the Registrant expended $172,746. in connection with the furtherance of this activity. Such costs were expensed to operations and consist principally of materials, supplies and costs associated with design and development. During 2003 the Registrant terminated funding for the surgical staples project and no further funds were expended. (Reference is made to Form 10Q, Management's Discussion and Analysis of Financial
Conditions and Results of Operations for the Quarter Ended June 30,
2003.)
                (xii) Environmental Compliances.
        The Registrant does not believe that compliance with Federal, State or Local provisions of a governmental nature which have been enacted or adopted regulating the discharge of material into the environment will have a materially adverse effect upon the capital expenditure requirements, earnings or competitive position of the Registrant.

        The Registrant's activities with regard to medical staple technology were limited to engineering, development and animal testing of medical staple design with fabrication and manufacturing of prototypes and models sub-contracted to other firms.
        The Registrant is not aware of any potential liabilities or costs associated with the disposal or handling of waste materials and is not aware of any potential violations of local, state or federal laws which regulate the
        7
technology.
               (xiii) Employees.
        At September 30, 2006 the Registrant employed three persons as compared to three persons at September 30, 2005 and three persons at September 30, 2004.
(d)	Financial Information About Foreign and Domestic
---  ------------------------------------------------
Operations and Export Sales.
---------------------------
        The Registrant is not engaged in foreign operations and does not export to foreign countries.
Item 2.  Properties
-------------------
        The Registrant's headquarters and principal facilities are located at 217 First Street, Ho-Ho-Kus, New Jersey 07423-0287. The Registrant leases approximately 1,000 square feet of office and laboratory space. The Registrant owns two retail buildings, one of 62,000 square feet and another of 31,000 square feet located at 50
A&S Drive, Paramus, New Jersey. One building was placed in service in October 1994, the other in 1992.
        Pertinent information concerning the Registrant's properties is as follows:

                                   Building           Building
                                  Paramus, NJ        Paramus, NJ

Year Acquired                           1971              1994

Gross Square Footage                   62,000             31,000

Percent Leased at 09/30/06               100%               100%

Acquisition Cost                   $  718,881          $2,592,513 (2)

Capital Improvements Since
      Acquisition                  $3,649,850  (1)           -0-

Total Investment                   $4,587,133  (3)      $2,826,843 (4)

Mortgage Balance                   $3,027,971               $ -0-



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

2006		100%

2005		100%

2004		100%

2003		100%

2002		100%

The building owned by the Registrant and under lease to Tandy Corp. (now occupied by CompUSA) has been 100% occupied since October 1994. A summary of the amounts expended for such approvals for the three most recent fiscal years during which such expenditures were made appears below. No such expenditures were made in 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2003,
2004, 2005 or 2006.


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
                                =======  ========  ========

The payment of $200,000 during 1992 to Paramus Park was a
one-time fee in connection with removal of an existing deed restriction which prohibited adjacent retail activity. The balance of the payments for site plan approvals were paid to various engineering, legal and surveying firms in connection with professional services rendered to obtain governmental approvals.
        No payments to affiliated parties were made in connection with the zoning changes nor were any payments made to affiliated or related parties for the acquisition of site plan approval.
        During 1998, Computer City, Inc. retail stores were acquired by CompUSA, Inc., another retailer of computers, computer accessories and software.  The Registrant accepted assignment of the Computer City lease by CompUSA and Tandy Corporation remains on the lease as the guarantor.
Item 3.  Legal Proceedings.
--------------------------
        There are no legal proceedings of a material nature to which the Registrant is a party other than ordinary, routine litigation incidental to the business of the Registrant.
Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
        No matters were submitted for vote of security holders during the fourth quarter of 2006. Reference is made to Annual Meeting held on May 9, 2006.

PART II
-------------

Item 5.  Market for the Registrant's Common Stock and Related
-------------------------------------------------------------
Stockholder
-----------
         Matters and Issuer Purchases of Securities.
         ------------------------------------------
        (a)	The Registrant's common stock is traded on the
over-the-counter market.  The bid price listed (Source: S&P
Comstock) on December 5, 2006 was $41.50. per share. On July 18, 1983, the Registrant's shares were deleted from the NASDAQ system when no market maker for the Registrant's common stock any longer maintained registration as such with the NASDAQ System.
        (b)	The approximate number of holders of Common Stock
securities of the Registrant as of December 5, 2006 was 336.
        (c)	No dividends have been paid or declared on the Common
Stock of the Registrant during the 2006, 2005 or 2004 fiscal years.
 In making decisions regarding the possible payment of dividends, the Board of Directors considers the Requirements of the Registrant in such ongoing activities as real estate development and
acquisition and the research, development and engineering efforts of the Registrant as well as such obligations as mortgages and debentures.
        (d)	Changes in Securities.
        (Reference is made for Form 10Q for the six-month period ended March 31, 1984, wherein the Registrant completed an exchange of common stock for 5% Debentures payable March 1, 1989. Reference is made to Notes 9 and 10 to the Financial Statements for the years ended September 30, 1989 and 1990.)
        The high and low bid information of the Registrant's common stock for the last two years was estimated to be as follows:
(Source: Over the Counter Bulletin Board [OTCBB]).
	                     2006	      2005
                            -----             -----
	                 high	low	High	low
                        ----   ----     -----     ---

Quarter Ended Dec. 31	 39.00	39.00	30.00	26.85

Quarter Ended Mar. 31	 40.05	39.00	36.25	30.00

Quarter Ended June 30	 40.00	39.25	41.00	35.00

Quarter Ended Sept. 30	 39.50	39.50	42.00	36.00

        Such quotation represents prices offered by purchases without retail mark-up, mark-down or commission and may not represent actual sales transactions.
Item 6.  Selected Financial Data.
--------------------------------
        Financial information for the five-year period commencing
October 1, 2001 and ending September 30, 2006 is presented below.


HOLOBEAM, INC.
SUMMARY OF SELECTED FINANCIAL DATA
FOR THE YEARS ENDED SEPTEMBER 30,

     HOLOBEAM, INC.
               SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED SEPTEMBER 30,

                                                  RESTATED      RESTATED
                                                  --------      --------
                     2006            2005          2004           2003             2002
                     ----            ----          ----           ----             ----

Gross Income         $2,144,675    $2,079,097     $2,058,348     $2,086,635     $2,071,508
Net Income (Loss)       367,869       480,785        184,936        204,370        166,399
Weighted Average
   Number
   of Common Shares
   Outstanding          269,381       270,006        271,873        275,642        287,518
Earnings Per
Share (Loss)               1.37          1.78           0.68           0.74           0.58
Total Assets          6,294,834     6,546,783      7,047,026      7,369,492      7,637,822
Long-Term Debt        2,725,945     3,632,129      4,294,560      4,901,755      4,511,321
Shareholders'
 Equity               2,776,237     2,231,598      1,917,680      1,796,679      1,952,727
Gross Rental
 Income               2,053,703     2,053,703      2,053,703      2,053,703      2,053,703
Net Rental Income     1,786,774     1,810,557      1,793,610      1,798,151      1,795,141



Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and
-------------
 	Overview.
     --------
        	Critical Accounting Policies and Estimates
             ------------------------------------------
	The preparation of the Registrant's financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and such differences may be material to the financial statements. The process of determining significant estimates is fact specific and takes into account such factors as historical experience and current and expected economic
conditions. Historically, actual results have not differed significantly from those determined using estimates.
        Liquidity.
        ---------
        Cash flows generated from operating activities during 2006 were $353,630. and were produced primarily from the Registrant's real estate rental properties.
        The Registrant anticipates that cash flows associated with the Registrant's real estate rental activities will be sufficient to fund and sustain operations during the terms of the operating leases on the properties owned by the Registrant in Paramus, New Jersey. (Reference is made to Note 3 of the accompanying Financial Statements for the years ended September 30, 2006 and 2005.
        The minimum future rental income associated with the non-cancelable operating leases approximates $10,700,000. and is expected to generate sufficient cash flows to support the
Registrant's activities through 2012 when The Sports Authority,
Inc.'s operating lease expires.
        During 2006 the Registrant's Working Capital increased to $285,905. which represents an increase of $139,684. when compared to the Registrant's Working Capital at September 30, 2005. Such increase results principally from increases in Trading Assets and Prepaid Pension costs.
        It is the opinion of the Registrant that cash flows associated with its real estate rental activities will be sufficient to maintain liquidity during the terms of the operating leases.
	Capital Resources.
     -----------------
        During 2006 the Registrant contributed $275,114. to its defined benefit pension plan. The contribution is charged to operations during each quarter of the Registrant's fiscal year in amounts sufficient to fully provide for all eligible employees' benefits by the time they retire. During 2005 an additional minimum liability has been recognized as unfunded accrued pension cost of $126,454., net of tax and is shown in
the statement of changes in stockholders' equity under other comprehensive loss for a total accumulated other comprehensive loss of $221,285. During 2006 there was no additional minimum liability requirement and thus other comprehensive income adjustment of $221,285. was reversed. The Registrant expects to continue funding the plan in 2007 and expects no materially adverse effect upon its financial condition. (Reference is made to Notes 13 and 14 of the accompanying financial statements for the years ended September 30, 2005 and Note 12 and 13 for the year ended September 30, 2006.)
        At the present time the Registrant's rental properties, located at 50 A&S Drive, Paramus, New Jersey do not require renovation or refurbishment and none are planned for 2007. The tenants are responsible for real estate taxes, maintenance expenses and insurance costs. The Registrant's projected costs and expenses associated with these properties is limited to depreciation and costs that are routine, normal and incidental to its real estate rental activities.
        The Registrant has investigated potential sites in the Bergen County, New Jersey area where it conducts its present real estate rental activities. It is the primary intention of the Registrant to locate and develop suitable properties in the area of Bergen County, New Jersey, although suitable properties in other locations would be considered.
        During meetings with local real estate brokers planning for the future leasing situation, the lack of direct access to New
Jersey Route 17 could be a serious detriment to the Registrant's ability to attract suitable replacement tenants when the lease terms expire.
        A Shell Oil Co. gasoline station presently blocks such direct access to the highway and there was some possibility that the owner might sell the property. Discussions have terminated because the terms offered were unacceptable to Registrant.
        Any purchase of new properties is not expected to have a materially adverse effect upon the Registrant's capital resources or financial
condition.
(3)	Results of Operations.
---  ---------------------
        (a)	Fiscal 2006 compared to Fiscal 2005.  During the year
ended September 30, 2006, the Registrant recorded after-tax income in the amount of $367,869., which represents a decrease of
$112,916. when compared to the income recorded in 2005.  Earnings per weighted average number of common shares outstanding were $1.37 and $1.78, respectively.
        Revenues for the year were $2,144,675., up $65,578. from 2005 due to realized gains and interest on investments. (Reference is made to Note 1.j to financial statements.)
        The costs and expenses for the year ended September 30, 2006 were $1,512,446., up $145,411, as compared to $1,367,035. for the year ended September 30, 2005.  The increase in expenses was primarily due to severance paid to the Estate of the former
Treasurer and increase in executive compensation.
        (b)	Fiscal 2005 compared to Fiscal 2004. During the year
ended September 30, 2005, the Registrant recorded after-tax income in the amount of $480,785., which represents an increase of $295,849. when compared to the income recorded in 2004. Earnings per weighted average number of common shares outstanding were $1.78 and $0.68, respectively.
        Revenues for the year were $2,079,097., up $20,749. from 2004. The increase results principally from unrealized gains from trading assets stated at fair value. (Reference is made to Note 1k to the Registrant's financial statements.)
        Total costs and expenses for the fiscal year ended September 30, 2005 were $1,367,035. as compared to $1,708,489. for the year ended September 30, 2004. The decrease costs resulted primarily from a decrease in pension service costs. (Reference is made to Note 13 of the Registrant's financial statements.)
        The Registrant's rental properties had occupancy rates of 100% during 2006 and 2005 and such rates are expected to continue through

September 30, 2009 when the CompUSA lease expires. Rental expenses for which the Registrant is responsible are expected to increase at or below the inflation rate for the geographical area in which the Registrant conducts its real estate rental activities.
        These inflationary increases are not expected to adversely affect the Registrant's results of operations or financial condition.
Off-Balance Sheet Arrangements
------------------------------
        As of September 30, 2006 the Registrant had no off-balance sheet arrangements.
Contractual Commitments
-----------------------
        The following table represents the Registrant's contractual commitments associated with long term debt and other obligations at September 30, 2006.


Holobeam Inc.
Contractual Obligations
September 30, 2006


                                     Oct.     Oct.        Oct.      Oct. 	Oct.
                                      2006     2007        2008      2009	2010
                                       to       to          to        to	to
Contractual                           Sept.    Sept.       Sept.     Sept.	Sept.
Obligations              Total        2007     2008        2009      2010       2011
                          ---------   -------   -------     -------    -------   ---------


Mortgage Loans
on Real
   Estate                $3,027,971  $587,202  $640,727    $699,136   $762,870  $  338,036
Capital Lease
 Obligations                    -0-       -0-       -0-         -0-        -0-         -0-
Operating Lease
 Obligations                    -0-       -0-       -0-         -0-        -0-         -0-
Purchase
Obligations                     -0-       -0-       -0-         -0-        -0-         -0-
Other                           -0-       -0-       -0-         -0-        -0-         -0-
                          ---------   -------   -------     -------    -------   ---------
                         $3,027,971  $587,202  $640,727    $699,136   $762,870  $  338,036
                          =========   =======   =======     =======    =======   =========


Item 7A.	Quantitative and Qualitative Disclosures About Market
---------------------------------------------------------------
Risk.
----
        The Registrant has operating leases with tenants for the two properties it owns. The leases expire in 2009 and 2012. The primary market risk is the possibility that one or both tenants will default on the lease prior to the end of the lease term. If tenants had defaulted on the leases at the beginning of 2006, the Registrant would have been impacted by approximately $2,000,000.

Item 8.	Financial Statements and Supplemental Data.
----------------------------------------------------
        Financial statements, supplementary financial information and Accountant's Report are filed with this report. (See Financial Statements and reports thereon of Simontacchi and Company, LLP for 2006 and R.A. Fredericks and Company, LLP for 2005.) The index to our Financial Statements is found on page 28.

Item 9.	Changes and Disagreements with Accountants on
-------------------------------------------------------
Accounting and Financial Disclosure.
-----------------------------------
	None.

Item 9A.	Controls and Procedures.
---------------------------------
        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2006. Management, including our Chief Executive Officer and Chief Financial Officer, is in the process of evaluating the effectiveness of its internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on preliminary results to date, management has not identified any material weaknesses in internal control over financial reporting as of October 1, 2006. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information
---------------------------
        On October 20, 2004, the Registrant filed an amendment to the Restated Certificate of Incorporation for the purpose of reducing the number of Authorized Common Shares to 272,000 from 2,000,000.
        The amendment was duly adopted in accordance with the applicable provisions of Sections 242 and 228 of the General Corporation Law of the State of Delaware and was approved by the affirmative vote of approximately 81% of the Registrant's shareholders.

PART III
Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------
        (a)	The following Table identifies each Director of the
Registrant and indicates his position with the Registrant, the duration of his term as Director and the date when he was first elected.

Name and Age        Title                   Term      Date First Elected
-------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board   2008 Annual    1968
Age 75              President of Registrant Meeting

Ralph A. Fredericks Treasurer of Registrant 2009 Annual    2006
Age 57                                      Meeting

Beverly Cook        Office Manager and      2007 Annual    1995
Age 70              Secretary of Registrant Meeting

Cynthia R. Cook	    Board Member            2009 Annual	   2006
Age 41			                    Meeting


      (b) The following Table represents the name and age of each officer of the Registrant, the positions and offices held by each, the term of each office and the period which each has served in the indicated office.


Name and Age        Title                   Term      Date First Elected
------------------------------------------------------------------------

Melvin S. Cook      Chairman of the Board    Annual       1968
Age 75

Ralph A. Fredericks Treasurer of Registrant  Annual       2006
Age 57

Beverly Cook        Secretary of Registrant  Annual       1997
Age 70


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

Ralph A. Fredericks Treasurer of the Registrant from 	        None
                    February 2006.  Mr. Fredericks is
                    a CPA and the managing partner of
                    a firm that bears his name.

Beverly Cook        Office Manager and Secretary of             None
                    Registrant from June 1,1981 until
                    present.  Married to Melvin S.
                    Cook, President and Chairman of the
                    Board of Directors.

Cynthia R. Cook	    Board Member.  Ms. Cook is the Associate     None
                    Director of Project Air Force of the
                    Rand Corporation.


               (f)	Not applicable.

Item 11.  Management Compensation.
---------------------------------
	(a) The following Table shows all direct remunerations paid by the Registrant during the fiscal year ended September 30, 2006 to each Director or Officer of the Registrant whose aggregate direct remuneration exceeds $100,000., and the direct remuneration paid all Directors and Officers of the Registrant as a group for such fiscal year.


HOLOBEAM, INC.
Form 10K
Summary Compensation Table
September 30, 2006


                                                                     Long Term Compensation
                                                   -----------------------------------------------
Name and                Annual Compensation                  Awards                     Payouts      All Other
                    ----------------------------   ----------------------------       ------------
Principal Position  Year  Salary  Bonus    Other   Restricted Stock    SUO/SARS       LTIP Payouts   Compensation
------------------  ----  ------  -----    -----   ----------------    --------       ------------   ------------
Melvin S. Cook      2006 $381,250  -0-      -0-            -0-           -0-                 -0-       -0-
President and CEO   2005  325,000  -0-      -0-            -0-           -0-                 -0-       -0-
and Director        2004  325,000  -0-      -0-            -0-           -0-                 -0-       -0-

William M. Hackett  2006 $108,750  -0-      -0-            -0-           -0-                 -0-       -0-
Treasurer and       2005   33,333  -0-      -0-            -0-           -0-                 -0-       -0-
Director            2004   33,333  -0-      -0-            -0-           -0-                 -0-       -0-

Ralph A. Fredericks 2006 $ 26,250  -0-      -0-            -0-           -0-                 -0-       -0-
Treasurer and
Director

Beverly Cook        2006 $237,500  -0-      -0-            -0-           -0-                 -0-       -0-
 Secretary and      2005  150,000  -0-      -0-            -0-           -0-                 -0-       -0-
  Director          2004  150,000  -0-      -0-            -0-           -0-                 -0-       -0-

All Officers and    2006 $753,750  -0-      -0-            -0-           -0-                 -0-       -0-
 Directors as a     2005  508,333  -0-      -0-            -0-           -0-                 -0-       -0-
     Group          2004  508,333  -0-      -0-            -0-           -0-                 -0-       -0-

Item 11 (cont'd.)
-----------------
	The Summary Compensation Table represents all aggregate forms of remuneration to the executive officers of the Registrant. There were no other payments or compensation awarded to the officers of the Registrant.
	(b)	The Directors who are not employees of the Registrant
receive standard attendance fees of $200 plus applicable expenses for travel.  No Directors' fees were paid during 2006, 2005 and
2004.
	(c)	The following Table sets forth all the options to
purchase securities from the Registrant which were granted to or exercised by any of its directors and each officer whose direct remuneration exceeds $100,000. as well as all officers and directors as a group since October 1, 2004.

                         All Directors and Officers as a Group
                         -------------------------------------
Options Granted				        0

Options Exercised				0

Unexercised Options Held at 9/30/06		0

	(d)	The following Table sets forth information about the
Company's defined benefit pension plan benefits:
Pension Plan Table
				Years of Service
                                ----------------

		Remuneration	           39
              -------------             --------

		$160,000.		$160,000.

		 205,000.	 	170,000.

		 220,000.	 	220,000.

	Pensions are based upon average annual earnings (salary and bonus) for the highest three consecutive years of employment with the Registrant. For Melvin Cook and Beverly Cook, the amounts equaled $220,000. and $179,000., respectively, as of September 30, 2006. Melvin Cook and Beverly Cook will be credited at normal retirement date with 39 years service each under the Pension Plan as of September 30, 2006. Pensions may be adjusted for a surviving spouse's pension or other options under the Pension Plan. Pensions are not subject to any other deduction for Social Security or any other amounts. (Reference is made to Note 12 of the accompanying Financial Statements for the year ended September 30, 2006.)

Item 12.	Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management and Related Stockholder Matters.
------------------------------------------
	(a)	The stockholding of each person who is known by the
Registrant to own beneficially more than 5% of any classes of securities as of December 15, 2006 is as follows:

Title of Class         Name & Address     Amount Owned % of Class
-----------------------------------------------------------------

Common Stock, Par      Melvin S. Cook          95,000     35.4%
Value $0.10 Per Share  217 First Street
                       Ho-Ho-Kus, NJ 07423

Common Stock, Par      Beverly Cook            64,500     24.0%
Value $0.10 Per Share  217 First Street
                       Ho-Ho-Kus, NJ 07423

Common Stock, Par      The Cook 2003 Insurance	60,000	22.3%
Cynthia Cook, Trustee   Trust
Value $0.10 Per Share	8 Saddle Ridge Road
                        Ho-Ho-Kus, NJ 07423


 	(b)	The stockholding of Officers and Directors as a group as
of December 15, 2006 are as follows:

Title of Class           Amount Beneficially Owned   % of Class
---------------------------------------------------------------

Common Stock, Par Value        219,500                    81.7%
$0.10 Per Share


        (c)	There are no contractual arrangements that might result
in a change of control of Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
	During May 2006, the Chairman of the Board and Secretary of the Board transferred 30,000 shares each of the Registrant's stock to a family trust established for estate planning purposes for the benefit of the Grantors' descendents.

Item 14.  Principal Accountant Fees and Services.
------------------------------------------------
	The Board of Directors and Officers of the Registrant appointed Simontacchi and Co., LLP, independent registered public accounting firm, to audit the Registrant's books, records and accounts for the Fiscal Year ended September 30, 2006. The information called for by this item is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting.
	The Board of Directors requires that the Treasurer and the President approve all audit services by Simontacchi & Co., LLP and other permissible non-audit services provided by R. A. Fredericks & Company, LLP. The Board of Directors will not approve non-audit engagements that would violate rules of the U.S. Securities and Exchange Commission or impair the independence of R.A. Fredericks and Co., LLP.
        For the fiscal years ended September 30, 2006 and 2005, the following fees were paid for services provided to the Registrant:


	Simontacchi & Company, LLP	R.A. Fredericks & Company, LLP
		   2006	                       2006            2005

Audit Fees	$25,331	                      $ 3,000	      $26,500

Tax Fees	   --	                        9,500	        2,500

All Other Fees	  --	                           --	        --
               -------                       --------       --------

	       $25,331	                     $12,500	     $29,000
               =======                       =======         =======

PART IV

Item 15.  Exhibits, Financial Statement, Schedules
--------------------------------------------------
        The following documents are filed as part of the report:

1.	The Financial Statements for the fiscal years
	ended September 20, 2006 and 2005 filed as a part of this report are listed on page 28.

2.	Financial Statement Schedules:

           XI.	Real Estate and Accumulated Depreciation
           XII.	Mortgage Loans on Real Estate

3.	Index to Exhibits

A.	Officers' Certifications pursuant to
	Section 302 of the Sarbanes-Oxley Act of
	2002

B.	Certification of Chief Executive Officer
	pursuant to U.S.C., Section 1350 as
	adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002

B.	Certification of Chief Financial Officer
	pursuant to 18 U.S.C., Section 1350, as
	adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002

C.	Amended and restated Certificate of
	Incorporation of Holobeam, Inc.

D.	Code of Ethics

HOLOBEAM, INC.
Form 10K
September 30, 2006

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant	Holobeam, Inc.
          -------------------------

By	Beverly Cook
  -----------------------

Date	December 22, 2006
    --------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



HOLOBEAM, INC.


By:	Melvin S. Cook
     -------------------------
        Melvin S. Cook
        President and Chairman of the Board

Date:	December 22, 2006
          -----------------------------



By:	Ralph A. Fredericks
     -------------------------
        Ralph A. Fredericks
        Director and Treasurer

Date:	December 22, 2006
          -------------------------



By:	Beverly Cook
    ----------------------
        Beverly Cook
        Director and Secretary

Date:	December 22, 2006
          -------------------------

                          HOLOBEAM, INC.

                       FINANCIAL STATEMENTS
               WITH INDEPENDENT ACCOUNTANTS' REPORT

                           YEARS ENDED

                SEPTEMBER 30, 2006, 2005 AND 2004
































                 R.A. FREDERICKS & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS
                     MANAGEMENT CONSULTANTS

HOLOBEAM, INC.
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004






                            CONTENTS





                                                                  PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             29.A

FINANCIAL STATEMENTS:

  BALANCE SHEETS                                                 30-31

  STATEMENTS OF OPERATIONS                                          32

  STATEMENTS OF SHAREHOLDERS' EQUITY                                33

  STATEMENTS OF CASH FLOWS                                          34

  NOTES TO FINANCIAL STATEMENTS                                  35-47

SCHEDULES:

  MORTGAGE LOANS ON REAL ESTATE                                     48

  REAL ESTATE AND ACCUMULATED DEPRECIATION                          49

SIMONTACCHI & COMPANY, LLP             170 E. Main Street
     CERTIFIED PUBLIC ACCOUNTANTS  Rockaway, New Jersey 07866

                                      Tel: (973) 664-1140
                                      Fax: (973) 664-1145






     Report of Independent Registered Public Accounting Firm
     -------------------------------------------------------



To the Board of Directors and Shareholders'
Holobeam, Inc.
Ho Ho Kus, NJ


We have audited the accompanying balance sheet of Holobeam, Inc. as of September 30, 2006 and the related statement of operations, shareholders' equity, and cash flows for the year ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holobeam, Inc. as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, it is our opinion that the schedules referred to in the accompanying index present fairly the information set forth therein.



SIMONTACCHI & COMPANY
Rockaway, New Jersey
December 20, 2006

                                 R.A. FREDERICKS & COMPANY, LLP

                                   Certified Public Accountants
Ralph A. Fredericks, CPA
Ellen T. O'Donnell, CPA
Mary V. Fox, CPA, CFE (retired)




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM



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




                            R.A. FREDERICKS & COMPANY, LLP





Montville, New Jersey
December 15, 2005

Note: This report is a copy of the previously issued and the predecessor auditor has not reissued the report.


                              -29.A-

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005




                              ASSETS

                                                     2006            2005
                                                     ----           -----

CURRENT ASSETS
     Cash (including cash equivalents of $15,539
      in 2006 and $497,275 in 2005)               $    262,138  $  519,847
     Trading Assets                                    428,969     302,520
     Prepaid Pension                                   351,529           -
     Prepaid Expenses                                   12,321       6,910
     Prepaid Income Taxes                               23,600           -
                                                     ---------   ---------

TOTAL CURRENT ASSETS                                 1,078,557     829,277
                                                     ---------   ---------


PROPERTY AND EQUIPMENT-COST
     Real Estate:
       Land                                            452,772     452,772
       Buildings and Building Improvements           6,961,244   6,961,244
                                                     ---------   ---------

     TOTAL                                           7,414,016   7,414,016

     Machinery and Equipment                            82,393      88,815
     Furniture and Fixtures                             33,468      33,468
                                                     ---------   ---------

     TOTAL                                           7,529,877   7,536,299

Less: Accumulated Depreciation and Amortization      3,207,651   3,025,604
                                                     ---------   ---------

PROPERTY AND EQUIPMENT-NET                           4,322,226   4,510,695
                                                     ---------   ---------


OTHER ASSETS
          Deferred Charges                             181,111     222,294
     Deferred Income Taxes                                   -     100,139
     Unbilled Rents Receivable                         712,940     884,378
                                                     ---------   ---------

TOTAL OTHER ASSETS                                     894,051   1,206,811
                                                     ---------   ---------

TOTAL ASSETS                                       $ 6,294,834 $ 6,456,783
                                                    ==========  ==========




   The accompanying notes are an integral part of the financial statements.
                               -30-

HOLOBEAM, INC.

BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005




               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2006         2005
                                                       ----         ----
CURRENT LIABILITIES
     Mortgage Payable-Current Portion             $    587,202 $   538,144
     Accounts Payable                                    1,907       2,045
     Other Accrued Expenses                             40,837      45,093
     Income Taxes Payable                                    -      71,753
     Accrued Interest Payable                           22,094      26,021
     Deferred Income Taxes                             140,612           -
                                                     ---------   ---------

TOTAL CURRENT LIABILITIES                              792,652     683,056
                                                     ---------   ---------

LONG-TERM LIABILITIES
     Mortgage Payable (Net of Current Portion)       2,440,769   3,028,031
     Accrued Pension                                         -     250,347
     Deferred Income Taxes                             285,176     353,751
                                                     ---------   ---------

TOTAL LONG-TERM LIABILITIES                          2,725,945   3,632,129
                                                     ---------   ---------

TOTAL LIABILITIES                                    3,518,597   4,315,185
                                                     ---------   ---------


SHAREHOLDERS' EQUITY
     Common Stock, Par Value $.10 Per Share
      Authorized Shares 272,000 in 2006 and
      2005, issued 268,659 in 2006 and 269,784
      in 2005                                           26,866      27,021
     Additional Paid in Capital                      9,053,195   9,110,968
     Accumulated Deficit                            (6,303,824) (6,671,693)
     Other Comprehensive income (Loss)                       -    (221,285)
                                                     ---------   ---------


                                                     2,776,237   2,245,011
     Less: Cost of Shares in Treasury (none
      in 2006 and 425 in 2005)                               -     (13,413)
                                                     ---------   ---------

 TOTAL SHAREHOLDERS' EQUITY                          2,776,237   2,231,598
                                                     ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 6,294,834  $6,546,783
                                                     =========   =========






   The accompanying notes are an integral part of the financial statements.
                               -31-

HOLOBEAM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

                                               2006           2005           2004
                                              ------         ------        -------
REVENUES
     Rental Income                         $ 2,053,703    $2,053,703     $2,053,703
     Interest Income                            30,950         9,694          4,645
     Net Holding Gains                          60,022        15,700              -
                                           -----------   -----------    ------------

TOTAL                                        2,144,675     2,079,097      2,058,348
                                           -----------   -----------    ------------


COSTS AND EXPENSES

     Rental Expense                            266,929       243,146        260,093
     General Expense                           953,312       785,206      1,069,407
     Interest Expense                          292,205       338,683        378,989
                                           -----------   -----------    ------------

TOTAL                                        1,512,446     1,367,035      1,708,489
                                           -----------   -----------    ------------

EARNINGS BEFORE INCOME TAXES                   632,229       712,062        349,859

INCOME TAX EXPENSE                             264,360       231,277        164,923
                                           -----------   -----------    ------------

NET INCOME                                   $ 367,869     $ 480,785      $ 184,936
                                           ===========    ==========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   269,381       270,006        271,873
                                           -----------   -----------    ------------

EARNINGS PER SHARE                        $       1.37     $    1.78     $      .68
                                           ===========    ==========    ===========

EARNINGS PER SHARE - NET INCOME           $       1.37     $    1.78     $      .68
                                           ===========    ==========    ===========














   The accompanying notes are an integral part of the financial statements.
                               -32-

HOLOBEAM, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

                                                                                          Accumulated
                                                        Additional Compre-                  Other
                                      Common Stock       Paid-In   hensive  Accumulated   Comprehensive       Treasury Stock
                                    Shares    Amount     Capital   Income    Deficit         Loss          Shares      Amount
                                  ----------- ---------   -------- ------   ------------  -------------   -------      ------
BALANCE, SEPTEMBER 30, 2003       275,015     $ 27,502  $9,226,979          $(7,337,414)  $ (106,243)     600        $ 14,145
     Net Income                                                    $184,936     184,936
     Other Comprehensive Income:
     Minimum pension liability
      adjustment                                                     11,412                   11,412
                                                                    -------
     Other Comprehensive Income                                    $196,348
                                                                    =======
     Purchase of Treasury Stock                                                                           3,206       75,347
     Retirement of Treasury Stock  (3,806)       (381)    (89,111)                                       (3,806)     (89,492)
                                   ------      -------   ---------             ---------     ----------  -------      -------

BALANCE, SEPTEMBER 30, 2004        271,209      27,121  9,137,868             (7,152,478)      (94,831)       -            -
     Net Income                                                    $480,785      480,785
     Other Comprehensive Income:
     Minimum pension liability
      adjustment                                                   (126,454)                   (126,454)
                                                                    -------
     Other Comprehensive Income                                     $354,331
                                                                    =======
     Purchase of Treasury Stock                                                                            1,425      40,413
     Retirement of Treasury Stock   (1,000)      (100)    (26,900)                                        (1,000)    (27,000)
                                   ------      -------   ---------             ---------     ----------  -------   -------
BALANCE, SEPTEMBER 30, 2005        270,209      27,021  9,110,968             (6,671,693)     (221,285)      425      13,413
     Net Income                                                     $367,869     367,869
     Other Comprehensive Income:
     Minimum pension liability
      adjustment                                                     221,285                   221,285
                                                                     -------

     Other Comprehensive Income                                     $589,154
                                                                     =======
     Purchase of Treasury Stock                                                                            1,125      44,515
     Retirement of Treasury Stock  (1,550)        (155)  (57,773)                                         (1,550)    (57,928)
                                   ------      -------   ---------             ---------     ----------  -------      -------

BALANCE, SEPTEMBER 30, 2006       268,659      $26,866   $9,053,195            $(6,303,824)   $      -         -     $     -
                                  =======      =======    =========             =========   ==========    ======     =======


The accompanying notes are an integral part of the financial statements.

HOLOBEAM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2006
                                                  2005      2004       2003
                                             -----------  ----------  -------
                                                                    Restated
                                                  2006      2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 367,869  $ 480,785  $ 184,936
                                              --------   --------   --------

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                               217,089    220,505    220,366
    Amortization                                41,183     41,110     41,109
    Pension Adjustment                         221,285   (126,454)    11,412
    Purchases of Trading Assets                (66,427)  (286,820)         -
    Holding (Gain) Loss on Trading Assets       13,620    (15,700)         -
    (Gain) on Sale of Investment               (73,642)        -          -

Increase (Decrease) in:
    Accounts Payable and Accrued Expenses       (8,321)   (69,270)   (84,561)
         Accrued Pension                      (250,347)        -          -
    Deferred Income Taxes Payable               72,037   (105,495)   (17,497)
    Deferred Rent                                    -   (185,430)   125,055
    Income Taxes Payable Receivable            (71,753)     2,293     (6,881)

Decrease (Increase) in:
    Unbilled Rents Receivable                  171,438    171,440     62,763
    Accounts and Other Receivables                   -         18          -
    Prepaid Expenses                          (356,940)       787     (1,306)
    Prepaid Income Taxes                       (23,600)     7,698        (10)
    Deferred Income Taxes Receivable           100,139          -          -
                                              --------   --------   --------

Total Adjustments                              (14,239)  (345,318)    350,450
                                              --------   --------   --------

Net Cash Provided by Operating Activities      353,630    135,467     535,386
                                              --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Short-term Investments                   -         -          -
Capital Expenditures                           (28,620)        -     (3,529)
Sale of Short-Term Investments                       -         -          -
                                              --------   --------   --------

Net Cash Provided by (Used in)
    Investing Activities                       (28,620)        -     (3,529)
                                              --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal Payments on First Mortgage          (538,204) (493,178)  (451,975)
Purchase of Treasury Stock                     (44,515) ( 40,413)   (75,347)
                                              --------   --------   --------

Net Cash Used in Financing Activities         (582,719) (533,591)  (527,322)
                                              --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                              (257,709)  (398,124)    4,535

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       519,847   917,971    913,436
                                              --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $ 262,138  $ 519,847  $ 917,971
                                             ========   ========  =========

SUPPLEMENTAL CASH FLOWS DISCLOSURES
      Interest Paid                         $ 296,132  $342,282   $382,287

      Income Taxes Paid                     $ 370,200 $ 250,175  $ 196,909

The accompanying notes are an integral part of the financial statements.

 HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


          NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Capital Stock

              Each share of common stock is entitled to one vote. No such shares of common stock were reserved at September 30, 2006, 2005, or 2004. On October 20, 2004, the Company amended its Certificate of Incorporation in order to reduce its authorized shares from 2,000,000 to 272,000. The Company purchased 1,125 shares during the year ended September 30, 2006 and retired 1,550 shares during the same period. For the year ended September 30, 2005, the Company retired 1,000 shares of Treasury Stock purchased on October 1, 2004. For the year ended September 30, 2004, the Company retired 3,806 shares of Treasury Stock purchased at a cost of $89,492.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j.  Investments

              The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115
              "Accounting for Certain Investments in Debt and
              Equity Securities".

              Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify its marketable equity securities as trading assets. Net gains (losses) on equity security trading assets were $60,022 in 2006 and $15,700 in 2005 and $0 in 2004.

NOTE 2.   INCOME TAXES


                   2006          2005              2004
                  -------        ------            ------

Current taxes:
Federal        $ 184,286      $197,046          $ 149,230
State             55,422        55,422             40,799
                --------      --------           --------
Total            239,708       252,468            190,029
                --------      --------           --------

Deferred taxes:
Federal           20,922       (18,012)           (21,339)
State              3,730        (3,179)            (3,767)
                --------      --------           --------
Total             24,652       (21,191)           (25,106)
                --------      --------           --------

Provision for
income taxes    $264,360       $231,277          $164,923
                ========       ========          ========

The deferred tax assets and liabilities recorded on the balance sheet as of September 30, are as follows:

                    2006          2005              2004
                  -------        ------            ------
Deferred tax assets:
Federal           $     -     $  85,118        $   53,737
State                   -        15,021             9,483
                 --------      --------           --------
  Total Assets    $     -     $ 100,139         $  63,220
                 --------      --------           --------
Deferred tax liabilities:
Federal          $361,888      $300,688          $358,978
State              63,900        53,063            63,349
                 --------      --------           --------
Total Liabilities$425,788      $353,751          $422,327
                 --------      --------           --------

   Net           $425,788      $253,612          $359,107
                 ========      ========          ========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


NOTE 2.   INCOME TAXES (continued)

          The sources of deferred income taxes for the years ended September 30, are as follows:

                                2006      2005        2004
                               ------    ------      ------
Prepaid (Accrued) Pension
  Costs                   $   351,529  $(250,347)  $ (306,057)
Unbilled Rents Receivable     712,940    884,378    1,055,817
                              -------   --------    ---------
   Total                   $1,064,469  $ 634,031   $  749,760
                           ==========  =========   ==========



          The difference between the statutory federal income tax rate on income before income taxes and the Company's effective income tax rate is as follows:

                                    2006    2005     2004
                                    ----    ----     ----
Federal statutory income tax rate    34%     34%      34%
State tax provisions, net of
  federal benefits                    6       6        6
Deferred tax adjustment on prior
  accrued pension                     -      (8)       -
Other                                 2       -        7
                                    ----    ----     ----

Effective income tax rate            42%     32%      47%
                                    ====    ====     ====

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

                                 2006                2005           2004
                                 ----                ----           ----
Buildings and building improvements:

Cost                          $ 6,961,244         $6,961,244     $6,961,244
Accumulated depreciation        3,126,277          2,926,315      2,726,359
                               ----------          ---------      ---------

Net buildings and building
  improvements                $ 3,834,967         $4,034,929     $4,234,885
                               ==========          =========      =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


NOTE 3.   RENTAL INCOME UNDER OPERATING LEASES (Continued)

     The minimum future rentals on noncancellable operating leases for the years ending September 30, are as follows:

              2007       $  2,233,965         2011    $  1,275,697
              2008          2,331,017         2012       1,067,573
                                                        ----------
              2009          2,331,017
              2010          1,497,842

                                              Total    $10,737,111
                                                        ==========

     Net rental income consists of the following:

                          2006      2005        2004
                          ----     ------      ------

Rental income         $2,053,703 $2,053,703  $2,053,703
Depreciation expense    (199,959)  (199,959)   (199,959)
Other expenses           (66,970)   (43,187)    (60,134)
                       ---------  ---------   ---------

Rental income, net    $1,786,744 $1,810,557  $1,793,610
                       =========  =========   =========

          In 2006, 2005, and 2004, depreciation expense included all depreciation of the rental buildings and building improvements.

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


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

          The following is a condensed summary of financial
          information on the above publicly  held companies:
                                           Radioshack        The Sports
                                          Corporation      Authority, Inc.
                                             12/31/05           1/29/06
                                         (In Millions)     (In Thousands)
          Current assets                      $ 1,627        $   824,914
                                               ------         ----------
          Total assets                          2,205          1,403,782
                                               ------         ----------
          Current liabilities                     986            476,204
                                               ------         ----------
          Total liabilities                     1,616            848,985
                                               ------         ----------
          Total stockholders'
            equity                                589            554,797
                                               ------         ----------
          Net sales                             5,081          2,509,330
                                               ------         ----------
          Cost of sales                         2,706          1,802,123
                                               ------         ----------
          Gross profit                          2,375            702,207
                                               ------         ----------
          Income before
           income taxes                           322             91,528
                                               ------         ----------
          Income tax expense
           (and other charges)                     55             36,111
                                               ------         ----------
          Net income                        $     267        $    55,417
                                               ------         ----------

NOTE 4.   RESTATEMENT

          MINIMUM PENSION LIABILITY
          -------------------------

          The Company restated Other Comprehensive Income for 2004 as a result of recording an additional minimum pension liability. The net adjustment for 2004 was $11,412 (see note 13).

NOTE 5.   RENT EXPENSE

          The Company leases approximately 1,000 square feet of office and laboratory space on an annual basis. Lease payments are $950 per month. Rent expense was $11,400 in 2006, $11,400 in 2005 and $11,400 in 2004.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


NOTE 6.   LONG-TERM DEBT

          Long-term debt consists of two loans, one in the amount of $6,000,000 payable in monthly installments of $55,328 including interest at 8.77% until 2011. The second loan in the amount of $1,500,000 is payable in monthly installments of $13,767 including interest at 8.7% until 2011. Both loans are payable to the same lending institution.

          Costs incurred in connection with this mortgage amounted to $102,520 and are charged to expense over the life of the mortgage in the amount of $5,126. This amount is included in the balance of deferred charges as detailed in Note 7.

          The combined balance outstanding for each debt issued at
          the end of 2006, 2005, and 2004 is as follows:
                                          2006         2005       2004
                                         ------       ------     ------
          First Mortgage on
          62,000 sq. ft. Building     $3,027,971   3,566,175  $4,059,353

          Less Current Portion           587,202     538,144     493,177
                                      ----------   ---------  ----------

          Long-Term Portion           $2,440,769  $3,028,031  $3,566,176
                                       =========   =========   =========

          The mortgage is secured by the land, building and operating lease agreement with The Sports Authority, Inc. (See Note 3).

          The principle payments of long-term debt for the term of the mortgage is as follows:

              2007            $587,202          2010    $762,870
              2008             640,727          2011     338,036
              2009             699,136

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


          NOTE 7.   DEFERRED CHARGES

                    The composition of deferred charges and related amortization is as follows:
                                               Real Estate
                                            Brokers Commissions
                                  Mortgage   Sports     Tandy
                          Total      Costs  Authority    Corp.
                          ------     -----  ---------  -------

Original Cost             $712,160 $102,520  $279,584  $330,056
Accumulated Amortization   531,049   70,130   196,874   264,045
                          --------  -------   -------   -------

Balance 9/30/06           $181,111 $ 32,390  $ 82,710  $ 66,011
                           =======   ======   =======   =======

Original Cost             $712,160 $102,520  $279,584  $330,056
Accumulated Amortization   489,866   64,929   182,895   242,042
                          --------  -------   -------   -------

Balance 9/30/05           $222,294 $ 37,591  $ 96,689  $ 88,014
                           =======   ======   =======   =======

Original Cost             $712,160 $102,520  $279,584  $330,056
Accumulated Amortization   448,756   59,804   168,915   220,037
                          --------  -------   -------   -------

Balance 9/30/04           $263,404 $ 42,716  $110,669  $110,019
                           =======   ======   =======   =======

NOTE 8.   OTHER EMPLOYEE BENEFITS

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

NOTE 9.   CONCENTRATION OF CREDIT RISK

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

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


NOTE 10.  BUSINESS SEGMENTS

          The Company adopted Financial Accounting Standards Board Statement (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company's reportable segments are strategic business units that involve different products and services. They are managed by a single management team.

          The Company's business segments are as follows:

              Rental-Engaged in the leasing of real estate the two retail buildings owned by the Company at 50 A&S Drive, Paramus, New Jersey. Approximately 98% of the Company revenues are earned by this segment, all of which is received from two tenants (see Note 9).

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


                                  Revenues

                       2006        2005        2004
                    ---------   ----------   --------
Business Segments:

Real Estate Rental $2,053,703  $2,053,703  $2,053,703
Other                  90,972      25,394       4,645
                    ---------   ----------   --------

 Total             $2,144,675  $2,079,097  $2,058,348
                     ========  =========    =========

                              Income (Loss)

                      2006         2005         2004
                    ---------   ----------   --------
Business Segments:

Real Estate Rental $1,786,774  $1,810,557  $1,793,610
                    ---------   ----------   --------

 Total              1,786,774   1,810,557  $1,793,610
                    ---------   ----------   --------
General and Administrative
 Expenses            (953,312)  (785,206)  (1,069,407)
Interest Expense     (292,205)  (338,683)    (378,989)
Other Income           90,972     25,394        4,645
Income Tax Expense   (264,360)  (231,277)    (164,923)
                    ---------   ----------   --------

 Total             (1,418,905)(1,329,772)  (1,608,674)
                    ---------   ----------   --------

Net Income          $ 367,869  $ 480,785    $ 184,936
                     ========  =========    =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

NOTE 10.  BUSINESS SEGMENTS (Continued)

                           Identifiable Assets

                       2006        2005        2004
                    ---------   ----------   --------
Business Segments:

Real Estate Rental $5,181,791   $5,594,371 $6,006,879
Other               1,113,043      952,412  1,040,147
                    ---------   ----------   --------

TOTAL ASSETS       $6,294,834   $6,546,783 $7,047,026
                    =========    =========  =========

                            Capital Expenditures
Business Segments:
                       2006        2005        2004
                    ---------   ----------   --------
Real Estate Rental  $      -     $      -    $     -
Other                 28,621            -       3,529
                    ---------   ----------   --------
                    $ 28,621     $      -     $ 3,529
                    ========     =========    =======

                            Property and Equipment
                                Depreciation
Business Segments:
                        2006       2005        2004
                    ---------   ----------   --------
Real Estate Rental  $ 199,959    $199,959    $199,959
Other                  17,130      20,546      20,407
                    ---------   ----------   --------
                     $217,089    $220,505    $220,366
                    =========   ==========   ========


                              Intangible Assets
                                Amortization
Business Segments:
                       2006        2005       2004
                    ---------   ----------   --------

Real Estate Rental   $ 41,183    $ 41,110    $ 41,109
Other                       -           -           -
                    ---------   ----------   --------
                     $ 41,183    $ 41,110    $ 41,109
                     ========    ========    ========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


 NOTE 11.      FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2006, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 12.  PENSION PLAN

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

                                       2006        2005         2004
                                    ---------   ----------    --------
Changes in benefit obligation:
Benefit obligation at October 1    $3,489,128   $3,244,889  $2,371,343
Service cost                                -            -     440,931
Interest cost                         241,508      244,239     211,676
Actuarial (Gain) Losses              (185,167)           -           -
Distributions                        (100,000)           -           -
                                    ---------   ----------    --------
Benefit obligation at September 30 $3,445,469   $3,489,128  $3,023,950
                                   ==========    =========   =========

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


NOTE 12.  PENSION PLAN (continued)

                                       2006        2005          2004
                                    ---------   ----------    --------
Change in plan assets:
Fair value of plan assets at
   October 1                       $3,238,781   $2,717,893  $2,096,090
Company contributions                 275,114      340,817     479,009
Benefit payments                     (100,000)    (100,000)   (100,000)
Actual return on plan assets           75,617      280,071     242,794
                                    ---------   ----------    --------
Fair value of plan assets at
    September 30,                  $3,489,512   $3,238,781  $2,717,893
                                    =========    =========   =========

Funded status of Plan               $  44,043    $(250,347)  $(306,057)
Unrecognized Net (Gain) Loss          307,486      368,808     158,051
                                    ---------   ----------    --------

Prepaid (Accrued) Pension           $ 351,529    $ 118,461   $(148,006)
                                     ========     ========    ========

The net periodic pension cost for the year ended September
30, includes the following components:
                                      2006         2005         2004
                                    ---------   ----------    --------
1.  Service cost - benefits earned
    during the period               $      -    $        -    $440,931
                                    ---------   ----------    --------
2.  Interest cost on projected benefit
    obligation                       241,508       244,239     211,676
                                    ---------   ----------    --------
3.  Actual return on plan assets     (75,617)     (180,071)   (142,794)
                                    ---------   ----------    --------
4.  Net amortization and deferral:

 a. Amortization of unrecognized net
    obligation (asset) at transition        -            -           -
 b. Amortization of unrecognized
    prior service cost                      -            -           -
 c. Net amortization and defferal    (123,845)      10,182      (3,932)
 d. Asset gain or (loss) deferred           -            -           -
                                    ---------   ----------    --------
 e. Total                            (123,845)      10,182    $ (3,932)
                                    ---------   ----------    --------

5.  Net periodic pension cost (credit) =
 (Item 1 + item 2 + item 3 + item 4(e)$42,046     $ 74,350    $505,881
                                      ========     =======     =======

          The net periodic pension cost was determined based on a 5.5% discount rate for 2006 and 7% discount rate for 2005 and 2004 and a long - term rate of return of 7% on plan assets for 2006, 2005 and 2004.

HOLOBEAM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

                                       Before-Tax  Tax Expense  Net-of-Tax
                                         Amount     (Benefit)    Amount

          Minimum Pension Liability Adjustment:

              2004                     $(19,020)   $  7,608    $ (11,412)
                                        ========    ========     =======

              2005                     $210,757    $(84,303)    $126,454
                                        ========    ========     =======

              2006                    $(368,808)   $147,523    $(221,285)
                                        ========    ========     =======

NOTE 14.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                        For the Fiscal Year Ended September 30, 2006
                        --------------------------------------------
                              First     Second   Third     Fourth
                             Quarter   Quarter  Quarter   Quarter
                             -------   -------  -------   -------

Total Revenues             $553,051   $509,536 $525,570  $556,518

Gross Profit                  N/A        N/A      N/A      N/A

Net (loss) Income Before
 Extraordinary Items       $ 94,662   $ (2,270)$ 67,185  $208,292

Weighted Average
 Number of Shares           269,784    269,784  269,304   269,381
Earnings Per Share              .35      (.01)      .25       .77

Net Income (Loss)           $94,662   $(2,270)  $67,185  $208,293


                        For the Fiscal Year Ended September 30, 2005
                        --------------------------------------------
                              First     Second   Third     Fourth
                             Quarter   Quarter  Quarter   Quarter
                             -------   -------  -------   -------

Total Revenues              $505,920  $506,682 $507,226  $559,269
Gross Profit                   N/A       N/A      N/A       N/A

Income Before
Extraordinary Items           38,703    71,035  75,718    295,329

Weighted Average
 Number of Shares            270,513   269,940 269,940    269,784

Earnings Per Share               .14       .26     .28       1.10
Net Income                   $38,703   $71,035 $75,718   $295,329

HOLOBEAM, INC.                                                                       SCHEDULE XII

MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2006

                                                                                          Principal Amount
                                                                                                of Loans
                                                                           Face    Carrying    Subject to
                                                         Periodic         Amount    Amount      Delinquent
                            Interest    Final Maturity    Payment   Prior    of        of        Principal
                              Rate          Date           Terms    Items Mortgage  Mortgage(1) or Interest
Mortgage Payable
   Building and Improvements     8.7%    February 5, 2011 $13,367   None  $1,500,000 $  604,010  None

Mortgage Payable
   Building and Improvements     8.77%   February 5, 2011 $56,328   None  $6,000,000 $2,423,961  None
                                                                                      ---------
                                                                                     $3,027,971
                                                                                      =========

Activity for the three
   years ended September 30,
   2006 is as follows:
                                     2006        2005        2004
Balance at Beginning of Year     $3,566,175  $4,059,353  $4,511,328

Additions During Year:
  Commercial Loans                        0           0           0
  New Mortgages                           0           0           0
                                  ---------   ---------   ---------

                                  3,566,175   4,059,353   4,511,328

Deductions During Year:
  Principal Payments                538,204     493,178     451,975
  Mortgage Payments                       0           0           0
                                  ---------   ---------   ---------
Balance at End of Year           $3,027,971  $3,566,175  $4,059,353
                                  =========   =========   =========

(1) The cost for Federal income tax

   Purposes at 9/30/06 $3,027,971


The accompanying notes are an integral part of these financial statements.
                                                   48

HOLOBEAM, INC.                         SCHEDULE XI

REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2006

                                                                                                               Life in
                                                                                                                Which
                                                                                                                Deprec-
                                              Cost Capitalized      Gross Amount at          (2)                 iaton
                             Initial            Subsequent         Which Carried at        Accum-                in Latest
                           Cost to Company    To Acquisition      Close of Period (1)      ulated    Date  Date   Income
              Incum -               Bldg &           Carrying           Bldg &             Deprec-    of   Acqu-  Stmt is
             brances       Land     Improv    Improv   Costs   Land    Improv      Total    iation  Constr. ired Computed
Improved Land
Paramus, NJ    $        0 $218,402  $      0  $        0 $ 0 $218,402 $        0 $  218,402 $        0      1971    -
Improved Land
 Paramus, NJ            0  173,565         0      60,805   0  234,370          0    234,370          0      1983    -

Building I
 Paramus, NJ
 Improvements   3,027,971        0   718,881   3,649,850   0        0  4,368,731  4,368,731  2,334,120 1958 1971 3 to 40
                                                                                                                  years

Building II
 Paramus, NJ            0        0  2,592,513          0   0        0  2,592,513  2,592,513    792,157 1995 1995 30 Years
                ---------  -------  ---------  ---------  --  -------  ---------  ---------  ---------

               $3,027,971 $391,967 $3,311,394 $3,710,655 $ 0 $452,772 $6,961,244 $7,414,016 $3,126,277
                =========  =======  =========  =========  ==  =======  =========  =========  =========

<CAPTION
(1)Activity for the three years                            (2)Activity for the three years
   ended September 30, 2006 is                              ended September 30, 2006 is
   as follows:         2006     2005      2004              as follows:             2006      2005       2004

Balance at                                                  Balance at
 Beginning                                                   Beginning
 of Year          $7,414,016 $7,414,016 $7,414,016           of Year            $2,926,318 $2,726,359 $2,526,400
Additions:                                                  Additions:
  Improvements             0          0          0            Depreciation         199,959    199,959    199,959
  Acquisitions             0          0          0            Less Retirements           0          0          0
                   ---------  ---------  ---------                               ---------  ---------  ---------
                   7,414,016  7,414,016  7,414,016
Deductions                                                  Balance at
  During Year:                                              End of Year:        $3,126,277 $2,926,318 $2,726,359
  Retirements              0          0          0                               =========  =========  =========
  Cost of Real
   Estate Sales            0          0          0
                   ---------  ---------  ---------
Balance at
End of Year       $7,414,016 $7,414,016 $7,414,016
                   =========  =========  =========

The aggregate cost for Federal income tax purposes at September 30, 2006 is $7,414,016.

The accompanying notes are an integral part of these financial statements.
                                                  49

EXHIBIT A
---------


CERTIFICATIONS
--------------

        (a)	The Registrant maintains disclosure controls and
procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 30, 2006 and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

        (b)	There have been no significant changes in the
Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2006, including corrective actions with regard to significant deficiencies and material weaknesses. As of September 30, 2006, the examination of controls and procedures did not disclose any significant deficiencies or material weaknesses.


        I, Ralph A. Fredericks, certify that:

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

        (b)	designed such internal control over financial reporting,
or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c)	evaluated the effectiveness of the Registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and


        (d)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.	The Registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


        a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Registrant's internal controls.




Date: December 22, 2006
     --------------------
                                                     Ralph A. Fredericks
                                                     -------------------
                                                     Ralph A. Fredericks
                                                     Treasurer



        I, Melvin S. Cook, certify that:

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

        (b)	designed such internal control over financial reporting,
or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c)	evaluated the effectiveness of the Registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        (d)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.	The Registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

        a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Registrant's internal controls.




Date:   December 22, 2006
     --------------------

                                                     Melvin S. Cook, President
                                                     -------------------------
                                                     Melvin S. Cook
                                                     President

EXHIBIT C


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

RESOLVED, That the Restated Certificate of
Incorporation of the corporation be amended by changing the FOURTH Article thereof so that, as amended said Article shall be and read as follows:
        FOURTH: The total number of shares of
stock which the Corporation shall have
authority to issue is Two Hundred Seventy Two
Thousand (272,000) shares of Common Stock having a par value of Ten Cents ($0.10) per share amounting in the aggregate to Twenty-
Seven Thousand Two Hundred Dollars ($27,200).

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



                                                     Melvin S. Cook
                                                     -------------------------
                                                     by Melvin S. Cook
                                                        Chairman