Form 10-Q
period 2006-12-31
HOLOBEAM INC
filed 2007-02-12
CIK 48105

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: December 31, 2006

COMMISSION FILE NUMBER: 0-3385
                        ------

HOLOBEAM, INC.
--------------------------------------------


(Exact name of Registrant as specified in its charter)

   Delaware	                            22-1840647
---------------------------------------------------------

(State or other jurisdiction of		   (I.R.S. Employer
incorporation or organization)		   I.D. Number

   217 First Street, Ho-Ho-Kus, New Jersey  	   07423-0287
-------------------------------------------------------------

(Address of principal executive offices)	   (Zip Code)

201-445-2420
-------------

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

268,659 Common Shares at February 7, 2007

HOLOBEAM, INC.
INDEX


PART I
PAGE NO.

Financial Statements


   Condensed Balance Sheets					1

   Condensed Statements of Income				2

   Condensed Statements of Cash Flows			3

   Notes to Condensed Financial Statements		4

   Management's Discussion and Analysis of
   the Financial Condition and Results of
   Operations								5, 6




PART II


   Signatures  							7

   Certifications							8,9,10,11

   Computation of Earnings Per Common Share		Exhibit A

   Section 906 Certifications					Exhibit B

PART I

HOLOBEAM, INC.
Condensed Balance Sheets

ASSETS


		Dec. 31, 2006  Sept. 30, 2006
Current Assets
  Cash		          $  778,671 	$  262,138
  Trading Assets	          --	428,969
  Other Current Assets       428,687	   387,450
		          ----------	----------
    Total Current Assets   1,207,358	 1,078,557
		           ----------	----------
  Investments in Real
     Estate, Net	   4,237,750	4,287,740
  Machinery & Equipment,
      Net	              33,586       34,486
  Unbilled Accounts Receivable	667,874	  712,940
  Deferred Income Taxes	             -- 	--
  Other Non-Current Assets	170,861	   181,111
		             ----------	----------
  	Total Assets	     $6,317,429	 $6,294,834
		             ==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable	    $    4,662	$    1,907
   Accrued Expenses	        95,537	    62,931
   Income Taxes Payable	        47,546	        --
   Deferred Income Taxes	140,612	   140,612
   Current Portion of
       Mortgage Payable	        600,149	   587,202
		----------	----------
      	Total Current Liabilities 888,506  792,652
		----------	----------
   Mortgage Payable, Net of Current
      Portion	                2,285,788 2,440,769
Deferred Income Taxes	          267,150   285,176
		               ----------  ----------
      	Total Liabilities	 3,441,444  3,518,597
		                ---------- ----------
Stockholders' Equity
   Common Stock	                    26,866	26,866
   Paid-In-Capital	         9,053,195	9,053,195
   Accumulated Deficit	       ( 6,204,076)   ( 6,303,824)
   Accumulated Other
      Comprehensive Income	         --	     --
   Treasury Stock, At Cost	         --	     --
		                ----------	-----------
      Total Stockholders' Equity  2,875,985	 2,776,237
		                  ----------	----------
      	Total Liabilities and
	    Shareholders Equity	$6,317,429 	$6,294,834
		                  ==========	==========

HOLOBEAM, INC.
Condensed Statement of Income


		3 Months Ended
			December 31
		 2006	 2005
Revenue
   Rental Income	$502,270	$504,475
   Interest Income	 7,010	5,374
   Other		(   4,157)	  43,202
		--------	--------
      Total Revenue	505,123	553,051
		-------	-------

Costs and Expenses
   Rental Expenses	50,990	63,865
   General and Administrative Expenses	210,691	242,020
   Research and Development	-- 	--
   Interest	 65,514	 77,407
   Other		      60	      41
		--------	--------
      Total Costs and Expenses	 327,255	 383,333
		--------	--------

Income Before Income Taxes	177,868	 169,718

Income Tax Expense	  78,120	  75,056
		--------	--------

	Net Income	$ 99,748	$ 94,662
		========	========

Weighted Average Number of Common
    Shares Outstanding	 268,659	  269,784

Net Income Per Share	$0.37	 $0.35
		====	====

HOLOBEAM, INC.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents


		3 Months Ended   3 Months Ended   12 Months Ended
	12/31/06         12/31/05  9/30/06
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income, (Loss)	$   99,747	$   94,662 	$  367,869
		----------	----------	----------
   Adjustments to Reconcile Net
     Cash Provided by Operating
     Activities:
   Depreciation	52,977	53,557 	217,089
   Amortization	10,250	10,250 	41,183
   Purchase of Trading Assets	-- 	(   462,275)	(    66,427)
   Sales of Trading Assets	424,812	720,857	  --
   Losses (Gains) on Trading Assets	4,157	(    43,202)	(    60,022)
   Pension Adjustment	  --	--	221,285
   Decrease, (Increase) In:
     Other		(    64,837) 	--	(   256,801)

     Unbilled Rents Receivable	45,066 	42,859 	171,438
     Accrued/Prepaid Income Taxes	71,146 	-- 	  (    95,353)
   Increase, (Decrease) In:
      Accounts Payable and Accrued
         Expenses	     35,361 	98,367	(   258,668)
      Other	 (    18,026) 	     77,026	    72,037
		----------	----------	-----------
Total Adjustments	   560,906 	   497,439	 (    14,239)
		----------	----------	----------
Net Cash Provided by Operating
   Activities	   660,653 	   592,101 	  353,630
		----------	----------	---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital Expenditures	(     2,086)	--	(    28,620)
		----------	------------	------------
Net Cash Flow (Used) In Investing
   Activities	(     2,086)	        -- 	 (    28,620)
		----------	-----------	----------
CASH FLOW FROM FINANCING
ACTIVITIES:
   Principal Payments on First
     Mortgage	(   142,034)	(   130,228)	(   538,204)
   Purchase of Treasury Stock	        -- 	        -- 	(    44,515)
		-----------	-----------	----------
Net Cash Flow (Used) in
   Financing Activities	(   142,034)	(   130,228)	(   582,719)
		----------	----------	----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS	    516,533 	461,873	(   257,709)
CASH AT BEGINNING OF PERIOD	   262,138 	   519,847 	   519,847
		----------	----------	----------
CASH AT END OF PERIOD	$  778,671 	$  981,720 	$  262,138
		==========	==========	==========

HOLOBEAM, INC.
Form 10Q
Notes to Condensed Financial Statements
December 31, 2006

        In the opinion of the Registrant, the accompanying unaudited, condensed financial statements contain all adjustments, consisting of routine, recurring accruals, necessary to present fairly its financial position as of December 31, 2006 and 2005 and the results of operations for the three months then ended and the statement of cash flows for the three months ended December 31, 2006.
        For purposes of reporting cash flows, all liquid investments with maturities of three months or less are considered temporary cash investments.
        The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for a full year.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition
December 31, 2006

(1)	Material Changes in Financial Condition
	---------------------------------------
        Cash flows from operating activities for the three months ended December 31, 2006 were $660,653.00, up $68,552.00 when compared to the three months ended December 31, 2005. The increase resulted principally from the timing of payments for income taxes.
        Working capital at December 31, 2006 was $318,852.00, up $32,947.00 from that reported at September 30, 2006 and up $63,626.00 when compared to the working capital at December
31, 2005.
        As previously reported, the Registrant intends to identify opportunities for real estate development and rental in the geographical vicinity of the Registrant's existing rental properties in Bergen County, New Jersey.
        In addition, the Registrant intends to investigate processes for improving the sites presently owned by the Registrant for purposes of attracting suitable tenants when the existing operating leases expire in 2009 and 2012.
        At the present time, no specific opportunities have been identified and the Registrant intends to continue to search for appropriate properties and improvement processes. If the Registrant identifies suitable opportunities, it is the intention of the Registrant to fund the projects with the equity valuations contained in the existing rental properties.

HOLOBEAM, INC.
Form 10Q
Management's Discussion and Analysis of Financial Condition
December 31, 2006



Funding of any such project is not expected to have a materially adverse effect upon the Registrant's financial condition.
 (2)	Material Changes in the Results of Operations
	---------------------------------------------
        During the quarter ended December 31, 2006, the Registrant recorded after-tax income of $99,748.00, up $5,086.00 when compared to the results of operations for the three months ended December 31, 2005. The increase in income results principally from decreases in general and administrative and interest expenses offset by from losses vs. gains on trading asset activity which are normal, recurring and incidental to the Registrant's operations.
        During the three months ended December 31, 2006, the Registrant has not made a contribution to the Registrant's defined benefit pension plan. At this time, the plan's actuary is reviewing the plan. Any contributions will be charged to operations and included in the administrative expenses on the Condensed Statement of Income. The Registrant expects to continue funding the plan in subsequent periods and anticipates no materially adverse effect upon the Registrant's financial condition.

PART II

HOLOBEAM, INC.
Signatures
Form 10Q
December 31, 2006

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant   Holobeam, Inc.
		-------------------------

By     Melvin S. Cook
	------------------------------

Date   February 7, 2007
	------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HOLOBEAM, INC.

By:		Melvin S. Cook
		-------------------------
               Melvin S. Cook
               President and Chairman of the Board

Date:	February 7, 2007
		-------------------------


By:		Ralph A. Fredericks
		-----------------------------------
               Ralph A. Fredericks
               Director and Treasurer

Date:	February 7, 2007
		-------------------------


By:		Beverly Cook
		-------------------------
               Beverly Cook
               Director and Secretary

Date:	February 7, 2007
		-------------------------

CERTIFICATIONS
--------------

        (a)	The Registrant maintains disclosure controls and
procedures that provide reasonable assurance that the Registrant is able to record, process and summarize and report the information required to comply with the Registrant's Exchange Act disclosure obligations and for the Registrant's own internal purposes. The Registrant has evaluated these controls and procedures at September 30, 2006, and has determined the controls and procedures to be effective in recording, processing, summarizing and reporting the information required by the Registrant's quarterly and annual Exchange Act reports.

        (b)	There have been no significant changes in the
Registrant's procedures or internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2006.

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

        4.	The Registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:


        (a)	designed such disclosure controls and procedures to
ensure that material information relating to the Registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

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



Date: February 7, 2007
	-----------------
                               Ralph A. Fredericks, Treasurer
                              ------------------------------
                                          Ralph A. Fredericks
                                             Treasurer


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

        4.	The Registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

        (a)	designed such disclosure controls and procedures to
ensure that material information relating to the Registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

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



Date: February 7, 2007
	-----------------
                                                     Melvin S. Cook, President
                                                     -------------------------
                                                     Melvin S. Cook
                                                     President

Exhibit A

HOLOBEAM, INC.
Statement of Computation of Per Common Share Earnings
Form 10Q
DECEMBER 31, 2006





		Three Months Ended
		December 31,


		    2006   	    2005

PRIMARY



   Net Income	$ 99,748	$ 38,703

SHARES



   Weighted Average Number of Common
      Shares of Outstanding	 268,659	270,513





Earnings Per Share	$0.37	$0.14