Form 10-K/A
period 2006-09-30
HOLOBEAM INC
filed 2007-10-09
CIK 48105

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

Holobeam, Inc.
Form 10-K/A NO. 1
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

Signatures
----------

Index to Financial Statements
-----------------------------

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

EXPLANATORY NOTE
This amendment No. 1 on Form 10-K/A to the Registrant's
Annual Report on Form 10-K for the year ended September 30, 2006, initially filed with the Securities and Exchange Commission on December 28, 2006, is being filed to include an audit report that expresses an opinion on the restated 2005 and 2004 financial statements.

This Amendment No. 1 amends and restates only the audit report for 2005 and 2004 of the Original Filing. Other than these items, no other information of the Original Filing is amended hereby. The foregoing items have been amended to reflect the effects of the updated audit report, unless otherwise indicated, have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events.

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


HOLOBEAM, INC.
Form 10K/A NO. 1
Summary Compensation Table
September 30, 2006


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

HOLOBEAM, INC.
Form 10K/A NO. 1
September 30, 2006

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant	Holobeam, Inc.
          -------------------------

By	Beverly Cook
  -----------------------

Date	October 9, 2007
    --------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



HOLOBEAM, INC.


By:	Melvin S. Cook
     -------------------------
        Melvin S. Cook
        President and Chairman of the Board

Date:	October 9, 2007
          -----------------------------



By:	Ralph A. Fredericks
     -------------------------
        Ralph A. Fredericks
        Director and Treasurer

Date:	October 9, 2007
          -------------------------



By:	Beverly Cook
    ----------------------
        Beverly Cook
        Director and Secretary

Date:	October 9, 2007
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

					Tel: (973) 664-1140
					Fax: (973) 664-1145



    Report of Independent Registered Public Accounting Firm
    -------------------------------------------------------


To the Board of Directors and Shareholders'
Holobeam, Inc.
Ho Ho Kus, NJ


We have audited the accompanying balance sheet of Holobeam, Inc. as of September 30, 2005 and 2004 and the related statement of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holobeam, Inc. as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






SIMONTACCHI & COMPANY, LLP
Rockaway, New Jersey
August 15, 2007








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


        I, Ralph A. Fredericks, certify that:

        1.	I have reviewed this annual report on Form 10-K/A NO. 1
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




Date: October 9, 2007
     --------------------
                                                     Ralph A. Fredericks
                                                     -------------------
                                                     Ralph A. Fredericks
                                                     Treasurer



        I, Melvin S. Cook, certify that:

        1.	I have reviewed this annual report on Form 10-K/A NO. 1
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




Date:   October 9, 2007
     --------------------

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