Form 10-K/A
period 2006-09-30
HOLOBEAM INC
filed 2007-10-10
CIK 48105

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

The accompanying notes are an integral part of these financial statements.
                                                  49

EXHIBIT A
---------

CERTIFICATION OF TREASURER PURSUANT TO SECTION 302(A)OF THE
SARBANES-OXLEY ACT OF 2002


        I, Ralph A. Fredericks, certify that:

        1.	I have reviewed this annual report on Form 10-K/A NO. 1
of Holobeam, Inc.;

        2.	Based on my knowledge, this report does not contain any
 untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

        3.	Based on my knowledge, the financial statements, and
other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

        (a)	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)	Designed such internal control over financial
reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c)	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of our period covered by this report based on such evaluation; and


        (d)	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

        5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):



        a)	All significant deficiencies and material
weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: October 9, 2007
                                                     Ralph A. Fredericks
                                                     Ralph A. Fredericks
                                                     Treasurer

CERTIFICATION OF PRESIDENT PURSUANT TO SECTION 302(A)OF THE
SARBANES-OXLEY ACT OF 2002



        I, Melvin S. Cook, certify that:

        1.	I have reviewed this annual report on Form 10-K/A NO. 1
 of Holobeam, Inc.;

        2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

        3.	Based on my knowledge, the financial statements, and
 other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

        (a)	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)	Designed such internal control over financial
reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c)	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of our period covered by this report based on such evaluation; and

        (d)	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

        5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)	All significant deficiencies and material
weaknesses in the design or
operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:   October 9, 2007

                                                     Melvin S. Cook, President
                                                     Melvin S. Cook

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